Form 10-Q
period 2021-09-30
Vita Coco Company, Inc.
filed 2021-11-17
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40950

The Vita Coco Company, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3713156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue South Seventh Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)
(212)
206-0763
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	COCO	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☐  No    ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes    ☐  No    ☒
As of November 12, 2021, there were 55,514,780 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q
may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form
10-Q
are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed as exhibits to this Quarterly Report on Form
10-Q
with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form
10-Q,
whether as a result of any new information, future events or otherwise.
As used in this Quarterly Report on Form
10-Q,
unless otherwise stated or the context requires otherwise, the terms “Vita Coco,” the “company,” “we,” “us,” and “our” refer to The Vita Coco Company, Inc. and its consolidated subsidiaries.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form
10-Q.
You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	reduced or limited availability of coconuts or other raw materials that meet our quality standards;

•	our dependence on our third-party manufacturing and co-packing partners;

•	volatility in the price of materials used to package our products, and our dependence on our existing suppliers for such materials;

•	problems with our supply chain resulting in potential cost increases and adverse impacts on our customers’ ability to deliver our products to market;

•	our dependence on our distributor and retail customers for a significant portion of our sales;

•	our ability to successfully forecast and manage our inventory levels;

•	harm to our brand and reputation as a result of real or perceived quality or food safety issues with our products;

•	a reduction in demand for and sales of our coconut water products or a decrease in consumer demand for coconut water generally;

•	our ability to develop and maintain our brands and company image;

•	we may not be successful in our efforts to make acquisitions and successfully integrate newly acquired businesses or products in the future;

•	our ability to introduce new products or successfully improve existing products;

•	our ability to respond to changes in consumer preferences;

•
we must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products, and our marketing strategies may or may not be successful as they evolve;

•
pandemics, epidemics or disease outbreaks, such as the
COVID-19
pandemic, may disrupt our business, including, among other things, consumption and trade patterns, and our supply chain and production processes;

•	our ability to manage our growth effectively;

•	climate change, or legal or market measures to address climate change, may negatively affect our business and operations;

•	risks associated with the international nature of our business;

•	disruptions in the worldwide economy;

•	difficulties as we expand our operations into countries in which we have no prior operating history;

•	our need for and ability to obtain additional financing to achieve our goals;

•	our ability to maintain our company culture or focus on our mission as we grow;

•	our dependence on and ability to retain our senior management;

•	our ability and the ability of our third-party partners to meet our respective labor needs;

•	the adequacy of our insurance coverage;

•	compliance by our suppliers and manufacturing partners with ethical business practices or applicable laws and regulations;

•	our dependence on information technology systems, and the risk of failure or inadequacy of such systems;

•
lawsuits, product recalls or regulatory enforcement actions in connection with food safety and food-borne illness incidents, other safety concerns or related to advertising inaccuracies or product mislabeling;

•	complying with new and existing government regulation, both in the United States and abroad;

•	complying with laws and regulations relating to data privacy, data protection, advertising and consumer protection;

•	our ability to protect our intellectual property;

•	our ability to service our indebtedness and comply with the covenants imposed under our existing debt agreements;

•	our largest shareholder has significant influence over us; and

•	risks related to our status as a public benefit corporation.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,910	$72,181
Accounts receivable, net of allowance of $1,263 at September 30, 2021, and $1,211 at December 31, 2020	57,172	30,504
Inventory	47,185	31,967
Supplier advances	1,262	1,190
Derivative assets	156	200
Prepaid expenses and other current assets	36,435	23,105

Total current assets	178,120	159,147
Property and equipment, net	2,274	2,880
Goodwill	7,791	7,791
Intangible assets, net	8,239	9,154
Supplier advances	2,650	2,925
Other assets	1,900	1,964

Total assets	$200,974	$183,861

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,976	$15,837
Accrued expenses	51,436	34,482
Notes payable, current	4,316	22
Derivative liabilities	4,069	5,364

Total current liabilities	72,797	55,705
Credit facility	7,500	25,000
Notes payable	25,769	34
Deferred tax liability	344	342
Other long-term liabilities	287	481

Total liabilities	106,697	81,562
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 455,000,000 shares authorized; 59,215,520 and 59,200,050 shares issued at September 30, 2021 and December 31, 2020, respectively 53,009,320 and 58,185,855 shares outstanding at September 30, 2021 and December 31, 2020, respectively	592	592
Additional paid-in capital	102,626	100,849
Loan to stockholder	—	(17,700)
Retained earnings	50,786	28,354
Accumulated other comprehensive loss	(822)	(949)
Treasury stock, 6,206,200 shares at cost as of September 30, 2021, and 1,014,195 shares at cost as of December 31, 2020	(58,928)	(8,925)

Total stockholders’ equity attributable to The Vita Coco Company, Inc.	94,254	102,221
Noncontrolling interests	23	78

Total stockholders’ equity	94,277	102,299

Total liabilities and stockholders’ equity	$200,974	$183,861

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$115,669	$87,321	$292,929	$241,127
Cost of goods sold	77,168	57,941	201,368	158,813

Gross profit	38,501	29,380	91,561	82,314

Operating expenses
Selling, general and administrative	20,675	19,060	61,897	55,462

Income from operations	17,826	10,320	29,664	26,852

Other income (expense)
Unrealized gain/(loss) on derivative instruments	(1,964)	167	1,250	(7,229)
Foreign currency gain/(loss)	(483)	756	(2,013)	1,118
Interest income	31	61	104	244
Interest expense	(127)	(24)	(319)	(776)

Total other income (expense)	(2,543)	960	(978)	(6,643)

Income before income taxes	15,283	11,280	28,686	20,209
Income tax expense	(2,296)	(2,263)	(6,277)	(4,615)

Net income	$12,987	$9,017	$22,409	$15,594
Net income/(loss) attributable to noncontrolling interest	(3)	10	(23)	21

Net income attributable to The Vita Coco Company, Inc.	$12,990	$9,007	$22,432	$15,573

Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.25	$0.15	$0.42	$0.27

Diluted	$0.24	$0.15	$0.42	$0.27

Weighted-average number of common shares outstanding
Basic	53,006,746	58,495,156	53,266,209	58,560,306

Diluted	53,780,060	58,590,672	53,742,048	58,675,205

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	12,987	9,017	22,409	15,594
Other comprehensive income:
Foreign currency translation adjustment	(185)	626	131	(219)

Total comprehensive income including noncontrolling interest	12,802	9,643	22,540	15,375
Net income (loss) attributable to noncontrolling interest	(3)	10	(23)	21
Foreign currency translation adjustment attributable to noncontrolling interest	—	1	4	3

Total comprehensive income (loss) attributable to noncontrolling interest	(3)	11	(19)	24

Total comprehensive income attributable to The Vita Coco Company, Inc.	$12,805	$9,632	$22,559	$15,351

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
NON-CONTROLLING
INTERESTS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Loan to	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco	Non- controlling Interest in	Total Shareholders’
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Shareholder	Deficit)	Income / (Loss)	Shares	Amount	Company, Inc.	Subsidiary	Equity
Balance at December 31, 2019	50,793,470	$508	8,113,105	$81	58,906,575	$589	$98,450	(17,700)	$(4,306)	$(1,295)	211,575	$(1,985)	$73,753	$46	$73,799

Net income	—	—	—	—	—	—	—	—	5,728	—	—	—	5,728	3	5,731
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	479,570	(4,239)	(4,239)	—	(4,239)
Loan to Shareholder	—	—	—	—	—	—	—	(79)	—	—	—	—	(79)	—	(79)
Stock-based compensation expense	—	—	—	—	—	—	353	—	—	—	—	—	353	—	353
Exercise of stock options	163,800	2	—	—	163,800	2	822	—	—	—	—	—	824	—	824
Exercise of service warrants	116,025	1	—	—	116,025	1	—	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(495)	—	—	(495)	1	(494)
Balance at March 30, 2020	51,073,295	$511	8,113,105	$81	59,186,400	$592	$99,625	(17,779)	$1,422	$(1,790)	691,145	$(6,224)	$75,846	$50	$75,896

Net income	—	—	—	—	—	—	—	—	839	—	—	—	839	8	847
Loan to Shareholder	—	—	—	—	—	—	—	(54)	—	—	—	—	(54)	—	(54)
Stock-based compensation expense	—	—	—	—	—	—	474	—	—	—	—	—	474	—	474
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(352)	—	—	(352)	1	(351)
Balance at June 30, 2020	51,073,295	$511	8,113,105	$81	59,186,400	$592	$100,099	(17,833)	$2,261	$(2,142)	691,145	$(6,224)	$76,753	$59	$76,812

Net income	—	—	—	—	—	—	—	—	9,007	—	—	—	9,007	10	9,017
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	125,125	(1,018)	(1,018)	—	(1,018)
Loan to Shareholder	—	—	—	—	—	—	—	(26)	—	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	—	—	—	—	411	—	—	—	—	—	411	—	411
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	625	—	—	625	1	626
Balance at September 30, 2020	51,073,295	$511	8,113,105	$81	59,186,400	$592	$100,510	$(17,859)	$11,268	$(1,517)	816,270	$(7,242)	$85,752	$70	$85,822

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
NON-CONTROLLING
INTERESTS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Loan to	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco	Non- controlling Interest in	Total Shareholders’
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Shareholder	Deficit)	Income / (Loss)	Shares	Amount	Company, Inc.	Subsidiary	Equity
Balance at December 31, 2020	51,086,945	$511	8,113,105	$81	59,200,050	$592	$100,849	$(17,700)	$28,354	$(949)	1,014,195	$(8,925)	$102,221	$78	$102,299
Net income	—	—	—	—	—	—	—	—	1,645	—	—	—	1,645	(5)	1,640
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to Shareholder	—	—	—	—	—	—	—	(26)	—	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	—	—	—	—	487	—	—	—	—	—	487	—	487
Exercise of stock options	1,365	—	—	—	1,365	—	9	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	—	—	17	—	17
Balance at March 30, 2021	51,088,310	$511	8,113,105	$81	59,201,415	$592	$101,345	$(17,726)	$29,999	$(932)	6,206,200	$(58,928)	$54,350	$73	$54,423

Net income	—	—	—	—	—	—	—	—	7,797	—	—	—	7,797	(15)	7,782
Loan to Shareholder	—	—	—	—	—	—	—	(25)	—	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	—	—	—	—	—	525	—	—	—	—	—	525	—	525
Exercise of stock options	910	—	—	—	910	—	10	—	—	—	—	—	10	—	10
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	295	—	—	295	4	299
Balance at June 30, 2021	51,089,220	$511	8,113,105	$81	59,202,325	$592	$101,880	$(17,751)	$37,796	$(637)	6,206,200	$(58,928)	$62,952	$62	$63,014

Net income	—	—	—	—	—	—	—	—	12,990	—	—	—	12,990	(3)	12,987
Loan to Shareholder	—	—	—	—	—	—	—	17,751	—	—	—	—	17,751	—	17,751
Stock-based compensation expense	—	—	—	—	—	—	629	—	—	—	—	—	629	—	629
Exercise of stock options	13,195	—	—	—	13,195	—	135	—	—	—	—	—	135	—	135
Acquisition of portion of non-controlling interest	—	—	—	—	—	—	(18)	—	—	—	—	—	(18)	(36)	(54)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(185)	—	—	(185)	—	(185)
Balance at September 30, 2021	51,102,415	$511	8,113,105	$81	59,215,520	$592	$102,626	$—	$50,786	$(822)	6,206,200	$(58,928)	$94,254	$23	$94,277

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	22,409	15,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,557	1,559
(Gain)/loss on disposal of equipment	89	(14)
Bad debt expense	20	135
Unrealized (gain)/loss on derivative instruments	(1,250)	7,229
Stock-based compensation	1,641	1,238
Impairment of intangible assets	—	90
Changes in operating assets and liabilities:
Accounts receivable	(26,940)	(18,964)
Inventory	(15,362)	11,487
Prepaid expenses and other assets	(12,974)	(5,732)
Accounts payable, accrued expenses, and other long-term liabilities	14,251	22,402
Net advances to suppliers	208	(3,437)

Net cash provided by (used in) operating activities	(16,351)	31,587

Cash flows from investing activities:
Cash paid for property and equipment	(127)	(223)
Proceeds from sale of property and equipment	—	14

Net cash used in investing activities	(127)	(209)

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	153	825
Borrowings on credit facility	16,500	15,952
Repayments of borrowings on credit facility	(34,000)	(15,952)
Proceeds from settlement of loan to stockholder	17,700	—
Cash received (paid) on notes payable	30,028	(16,890)
Cash paid to acquire treasury stock	(50,003)	(5,257)
Cash paid to acquire portion of non-controlling interest	(54)	—

Net cash used in financing activities	(19,676)	(21,322)

Effects of exchange rate changes on cash and cash equivalents	(117)	(5)

Net decrease in cash and cash equivalents	(36,271)	10,051
Cash and cash equivalents at beginning of the period	72,181	36,740

Cash and cash equivalents at end of the period	$35,910	46,791

Supplemental disclosures of cash flow information:
Cash paid for income taxes	1,130	$6,649
Cash paid for interest	164	$781
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1.
NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (formerly known as All Market Inc.) (the “Company”) develops, markets, and distributes various coconut water products under the brand name
Vita Coco
and for Retailers own brands, predominantly in the United States. Other products include coconut oil, coconut milk, coconut as a commodity, natural energy drinks (under the brand name,
Runa
), water (under the brand name,
Ever
 & Ever
) and protein infused fitness drinks (under the brand name
PWR LIFT)
.
The Company was incorporated in Delaware on January 17, 2007. In 2018, the Company purchased certain assets and liabilities of
Runa
, which is marketed and distributed primarily in the United States. Effective as of September 9, 2021, the name of the Company was changed from All Market Inc. to The Vita Coco Company, Inc.
We are a public benefit corporation under Section 362 of the Delaware General Corporation Law. As a public benefit corporation, our board of directors is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation.
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, one North American subsidiary established in 2015, as well as majority ownership in All Market Europe, Ltd. (AME) in the United Kingdom. AME was established in fiscal 2009 and has 100% ownership in two European subsidiaries established in 2015. The noncontrolling interest in AME represents minority stockholders’ proportionate share (0.71%) of the equity in AME. The noncontrolling interest is presented in the equity section of the Company’s condensed consolidated balance sheets. One of the wholly-owned Asian subsidiaries, All Market Singapore Pte Ltd (AMS), has 100% ownership in one subsidiary, established in 2018 in Ecuador.
Initial Public Offering (“IPO”)
The Company’s registration statement on Form
S-1,
as amended, was declared effective by the SEC on October 20, 2021 related to the IPO of its common stock in the prospectus dated October 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”). On October 21, 2021, the Company’s shares began trading on the NASDAQ under the ticker symbol “COCO”. On October 25, 2021, we completed our initial public offering (“IPO”) by issuing 2,500,000 shares of our common stock, $0.01 par value per share, at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30 million, after deducting the underwriting discount and commissions of approximately $2 million and offering expenses of approximately $5 million. Additionally, certain selling stockholders sold an aggregate of 9,000,000 shares. On October, 27, 2021, the Company used the net proceeds from the IPO to repay the outstanding balance on the 2021 Term Loan.
Concurrent with the IPO, various agreement were amended or newly effective, which are further described in our Prospectus, which include:

•	The Registration Rights agreement

•	The Investor Rights agreement

•	Amendments to the employment agreements for the co-CEOs, Mike Kirban and Martin Roper;

•	Adoption of the new 2021 Stock Incentive Award Plan and new grants of awards to employees and directors, which was effective in connection with the IPO; and

•	Adoption of a new 2021 Employee Stock Purchase Plan, which was effective in connection with the IPO.

Stock Split and Authorized Shares
On October 11, 2021, the Company’s Board of Directors and stockholders approved an amended and restated certificate of incorporation of the Company effecting a
455
-for-1
 stock split of the Company’s issued and outstanding shares of common stock, and an increase to the authorized shares of our common stock to 500,000,000 shares. The split was effected on October 11, 2021 and without any change in the par value per share. All information related to the Company’s common stock and stock awards has been retrospectively adjusted to the first day of each period presented to give effect to the
455-for-1
stock split, without any change in the par value per share.
Impact of the
Covid-19
Pandemic
On March 11, 2020, the World Health Organization declared the recent novel coronavirus
(“COVID-19”)
outbreak a pandemic. In response to the outbreak many jurisdictions, including those in which the Company has locations, have implemented measures to combat the outbreak, such as travel restrictions and shelter in place orders. The global spread and unprecedented impact of
COVID-19
continues to create significant volatility, uncertainty and economic disruption.
The
COVID-19
pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s cash flow, business, financial condition, results of operations and prospects will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new
COVID-19
variants and the rollout of
COVID-19
vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company has experienced some impacts on inventory availability and delivery capacity since the outbreak which have impacted, at times, the Company’s ability to fully service its customers, including temporary facility shutdowns, local transportation interruptions, and general pressure on global shipping lines. The Company has taken measures to bolster key aspects of its supply chain and the Company continues to work with its supply chain partners to try to ensure its ability to service its customers. The Company has also seen significant cost inflation to global shipping costs and some inflationary pressures on other cost elements, only some of which have been covered by pricing actions to date. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business. The Company is taking all necessary steps to protect its people and mitigate any risk to its business. As a result, it is not currently possible to ascertain the overall impact of
COVID-19
on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to
COVID-19
cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of the Securities and Exchange Commission’s, Regulation
S-X.
As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of September 30, 2021 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2020.
During the nine months ended September 30, 2021, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statement as of and for the year ended December 31, 2020.
2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. GAAP.

Principles of Consolidation
The condensed consolidated financial statements include all the accounts of the wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation; the noncontrolling interest in consolidated subsidiaries presented in the accompanying condensed consolidated financial statements represents the portion of AME stockholders’ equity, which is not directly owned by the Company.
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, the determination of accounts receivables reserve, assessing goodwill for impairment, the determination of the value of trade promotions and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process
equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in
capital generated as a result of the offering. If an
in-process
equity financing is abandoned, the deferred offering costs will be expensed immediately as a charge to expenses in the condensed consolidated statements of operations. As of September 30, 2021, there was $3,310 of deferred offering costs capitalized and included in other current assets in the condensed consolidated balance sheets. As a result of the completion of the IPO on October 25, 2021 as described in Note 1, such deferred offering costs will be netted against the proceeds of the offering and reflected as a component of additional paid-in-capital
in the quarter ended December 31, 2021. There were no deferred offering costs capitalized as of December 31, 2020.
Concentration of Credit Risk
The Company’s cash and accounts receivable are subject to concentrations of credit risk. The Company’s cash balances are primarily on deposit with banks in the U.S. which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, such cash may be in excess of the FDIC insurance limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions and any excess cash above a certain minimum balance may be invested in overnight money market treasury deposits in widely diversified accounts. Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 55% and 54% of total net sales for the nine months ended September 30, 2021 and 2020, respectively. In addition, the two customers in aggregate also accounted for 33% and 38% of total accounts receivable as of September 30, 2021 and December 31, 2020, respectively. The Company has not experienced credit issues with these customers.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU
2018-15,
Intangibles—Goodwill and
Other—Internal-Use
Software (Subtopic
350-40).
The update is associated with customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic
350-40
to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. The guidance is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted the guidance in this amendment using a prospective approach effective January 1, 2021 for the fiscal year ending December 31, 2021. The impact to the nine months ended September 30, 2021 was not material.
Recently Issued Accounting Pronouncements
As a company with less than $1.07 billion of revenue during the last fiscal year, the Company qualifies as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
3.
REVENUE RECOGNITION
Revenues are accounted for in accordance with ASC 606. The Company disaggregates revenue into the following product categories:

•
Vita Coco Coconut Water
—This product category consists of all branded coconut water product offerings under the
Vita Coco
labels, where the majority ingredient is coconut water. For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

•
Private Label
—This product category consists of all private label product offerings, which includes coconut water and oil. The Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders occurs, which may be prior to any shipment.

•
Other
—This product category consists of all other products, which includes
Runa, Ever
 & Ever
and
PWR LIFT
product offerings and
Vita Coco
product extensions beyond coconut water, such as
Vita Coco Sparkling
, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended September 30, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$71,825	$10,093	$81,918
Private Label	25,973	4,117	30,090
Other	3,135	526	3,661

Total	$100,933	$14,736	$115,669

	Three Months Ended September 30, 2020
	Americas	International	Consolidated
Vita Coco Coconut Water	$50,891	$8,024	$58,915
Private Label	20,227	3,093	23,320
Other	3,404	1,682	5,086

Total	$74,522	$12,799	$87,321

	Nine Months Ended September 30, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$176,229	$26,445	$202,674
Private Label	66,457	9,648	76,105
Other	8,246	5,904	14,150

Total	$250,932	$41,997	$292,929

	Nine Months Ended September 30, 2020
	Americas	International	Consolidated
Vita Coco Coconut Water	$130,953	$21,387	$152,340
Private Label	62,391	9,472	71,863
Other	11,277	5,647	16,924

Total	$204,621	$36,506	$241,127

4. INVENTORY
Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw materials and packaging	$4,874	$2,771
Finished goods	$42,311	$29,196

Inventory	$47,185	$31,967

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and Intangible Assets, net consist of the following:

	September 30, 2021	December 31, 2020
Goodwill	$7,791	$7,791

All of the Company’s goodwill is associated with the acquisition of
Runa
, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible.

	September 30, 2021			December 31, 2020
	Gross			Gross
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Intangible assets, net
Trade names	$6,200	$(2,032)	$4,168	$6,200	$(1,567)	$4,633
Distributor relationships	6,000	(1,967)	$4,033	6,000	(1,517)	$4,483
Other	38	—	$38	38	—	$38

Total intangible assets subject to amortization	$12,238	$(3,999)	$8,239	$12,238	$(3,084)	$9,154
All the intangible assets, net as of September 30, 2021 and December 31, 2020 were associated with the acquisition of
Runa
, which was acquired in June 2018.
Amortization expense of $915 was recorded for both the nine months ended September 30, 2021 and 2020, and $305 for both the three months ended September 30, 2021 and 2020, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations.
As of September 30, 2021, the estimated future expense fo
r
 amortizable intangible assets is as follows:

Year ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$309
2022	1,224
2023	1,224
2024	1,224
2025	1,224
Thereafter	3,034

$8,239

6.
DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
2020 Credit facility	$7,500	$25,000

Notes payable
2021 Term Loan	$30,000	$—

Vehicle loans	85	56

	$30,085	$56

Current	4,316	22

Non-current	$25,769	34

2020 Credit Facility
In May 2020, the Company entered into a five-year credit facility (“2020 Credit Facility”) with Wells Fargo consisting of a revolving line of credit. The 2020 Credit Facility was further amended in May 2021 and currently provides committed borrowings of $60 million. Borrowings on the 2020 Credit Facility bear interest at rates based on either London InterBank Offered Rate (LIBOR) or a specified base rate, as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum, with the spread in each case being based on the Company’s leverage ratio (as defined in the credit agreement). In addition, the Company is subject to an unused commitment fee ranging from 0.05% and 0.15% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 21, 2026.
In December 2020, the Company drew down $25,000 on the 2020 Credit Facility. As of December 31, 2020, the Company had $25,000 outstanding, $25,000 undrawn and available as well as a $10,000 non-committed
accordion feature under its 2020 Credit Facility. As of September 30, 2021, $7,500 was outstanding, $52,500 undrawn and available under its amended 2020 Credit Facility.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $44 and $23 for the three months ended September 30, 2021 and 2020, respectively, and $197 and $50 for the nine months ended September 30, 2021 and 2020, respectively.
The 2020 Credit Facility is collateralized by substantially all the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of September 30, 2021, the Company was compliant with all financial covenants.
2021 Term Loan
In May 2021, the Company entered into a Term Commitment Note with Wells Fargo (“2021 Term Loan”) pursuant to the terms of the credit agreement entered into in connection with the 2020 Credit Facility. The 2021 Term Loan provides the Company with borrowings up to $30,000. The Company bears interest on the 2021 Term Loan at the same rate as the 2020 Credit Facility. The Company is required to repay the principal on the 2021 Term Loan in quarterly installments commencing on October 1, 2021 through the maturity date of May 21, 2026.

The 2021 Term Loan is subject to the same affirmative, negative and financial covenants as the 2020 Credit Facility. As of September 30, 2021, the Company was compliant with all financial covenants. Subsequent to September 30, 2021, the Company repaid the outstanding balance on the 2021 Term Loan using the net proceeds from the IPO as discussed in Note 1.
Prior to entering into the 2021 Term Loan, the Company held two other Term Loans:

•
2016 Term Loan—On August 9, 2016, the Company entered into a five-year term loan with JPMorgan Chase, N.A. (“2016 Term Loan”). The total amount of the term loan was $10,000 which matured in August 2021. Principal payments were based on an increasing percentage of the initial loan amount varying from 2.5% to 5% and were made at the end of each quarter.

•
2017 Term Loan—On April 25, 2017, the Company entered into a five-year term loan with JPMorgan Chase, N.A. (“2017 Term Loan”). The total amount of the term loan was $15,000 which matured in April 2022. Principal payments were based on an increasing percentage of the initial loan amount varying from 2.5% to 5% and made at the end of each quarter.

The 2016 Term Loan and the 2017 Term Loan bear interest at LIBOR plus 1.50% and were collateralized by substantially all of the Company’s assets. The 2016 Term Loan and 2017 Term Loan contained certain affirmative and negative covenants that, among other things, limited the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; and (vii) enter into certain transactions with affiliates.
The 2016 Term Loan and Term Loan 2017 also required the Company to maintain certain financial covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio.
In May 2020, the Company paid off its 2016 Term Loan and the 2017 Term Loan in connection with entering into the 2020 Credit Facility.
Interest expense related to the 2016 Term Loan and 2017 Term Loan amounted to $188 for the nine months ended September 30, 2020.
Vehicle Loans
The Company periodically enters into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The Company is required to make principal payments of $2 on a monthly basis.
Aggregate Principal Payments
Aggregate principal payments on the total notes payable for the next five years are as follows:

2021, three months remaining	1,087
2022	4,313
2023	4,307
2024	4,297
2025	4,295
2026	11,786

Total notes payable	30,085

7.
COMMITMENTS AND CONTINGENCIES
Operating Leases
—The aggregate minimum commitments for renting the office spaces under non-cancellable
operating leases as of September 30, 2021 are as follows:

Years Ending December 31,
2021, three months remaining	$287
2022	1,078
2023	219
2024	147
2025	48

$1,779

Rent expense on the leases included above amounted to $287 and $275 for the three months ended September 30, 2021 and 2020, respectively, and $833 and $845 for the nine months ended September 30, 2021 and 2020, respectively, and is recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
Contingencies:
Litigation
—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. For any cases for which management believes that it is more likely than not that it will lose the case, a provision for legal settlements has been recorded. As of September 30, 2021 and December 31, 2020, the Company has not recorded any liabilities relating to legal settlements.
Business Risk
—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions
.

Major Customers
—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020
Customer A	33%	35%	17%	22%
Customer B	22%	19%	16%	16%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO, as discussed in Note 15.
Major Suppliers
—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Nine Months Ended September 30,
	2021	2020
Supplier A	19%	26%
Supplier B	14%	18%
Supplier C	6%	11%
8.
DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815,
Derivatives and Hedging
(ASC 815). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchases or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of September 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
The Company is subject to the following currency risks:
Inventory Purchases from Brazilian, Malaysian and Thai Manufacturers
—In order to mitigate the currency risk on inventory purchases from its Brazilian, Malaysian and Thai manufacturers, which are settled in Brazilian Real (BRL), Malaysian Ringgit (MYR) and Thai Bhatt (THB), the AMS subsidiary enters a series of forward currency swaps to buy BRL, MYR and THB.
Intercompany Transactions Between AME and AMS
—In order to mitigate the currency risk on intercompany transactions between AME and AMS, AMS enters into foreign currency swaps to sell British Pounds (GBP).
Intercompany Transactions with Canadian Customer and Vendors
—In order to mitigate the currency risk on transactions with Canadian customer and vendors, AMI enters into foreign currency swaps to sell Canadian Dollars (CAD).

The Company was also subject to interest rate risk on its variable interest rate over the Term Loan 2017. On October 29, 2018, the Company entered into a swap agreement (ISDA) with JPMorgan Chase, N.A. to hedge part of its variable interest rate over the Term Loan 2017 listed in Note 6. The Company terminated the swap agreement in May 2020, in connection with the repayment of the outstanding Term Loan 2017 balance. The Company recorded $512 interest expense for the nine months ended September 30, 2020 related to this swap agreement.
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2021
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	19,622	156	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$17,726	$(1,155)	Derivative liabilities
Receive BRL/sell USD	41,261	(2,754)	Derivative liabilities
Receive USD/pay CAD	5,505	(156)	Derivative liabilities
Receive MYR/sell USD	392	(4)	Derivative liabilities

December 31, 2020
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive THB/sell USD	$8,730	$200	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$29,329	$(3,817)	Derivative liabilities
Receive USD/pay GBP	15,298	(1,120)	Derivative liabilities
Receive USD/pay CAD	9,006	(427)	Derivative liabilities
The amount of realized and unrealized gains and losses and condensed consolidated statements of operations and comprehensive income location of the derivative instruments for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
Unrealized gain/(loss) on derivative instruments	$(1,964)	$167

Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$(483)	$756

Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Nine Months Ended September 30,
	2021	2020
Unrealized gain/(loss) on derivative instruments	$1,250	$(7,229)

Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$(2,013)	$1,118

Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
The Company applies recurring fair value measurements to its derivative instruments in accordance with ASC Topic 820, Fair Value Measurements (ASC 820). In determining fair value, the Company used a market approach and incorporates the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable internally developed inputs.
9. FAIR VALUE MEASUREMENTS
ASC 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observability of the inputs used in valuation techniques, the Company’s assets and liabilities are classified as follows:
Level 1
—Quoted market prices in active markets for identical assets or liabilities.
Level 2
—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3
—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes internally developed models and methodologies utilizing significant unobservable inputs.
Forward Currency Swap Contracts
—The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.
Contingent Consideration Liability
—The Company utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
September 30, 2021	$—	$(3,913)	$—	$(3,913)

December 31, 2020	$—	$(5,164)	$—	$(5,164)

In connection with the Company’s acquisition of the entity currently known as AMI Runa USA LLC (“Runa”), the Company was obligated to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December

2022, as follows:
49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. Per the acquisition agreement, the contingent payment cannot exceed $51,500. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment
.
The fair value of contingent consideration of $15,700 determined on the acquisition date in 2018 was initially recognized as a liability and then subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of operating expenses in the accompanying condensed consolidated statements of operations.
The contingent consideration liability related to the acquisition of Runa was considered a Level 3 liability, as the fair value was determined based on significant inputs not observable in the market, and recorded within other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimated the fair value of the contingent consideration liability based on a probability-weighted present value of various future cash payment outcomes. The technique considered the following unobservable inputs as of each valuation date:

•	The probability and timing of achieving the specified milestones,

•	Revenue performance expectations, and

•	Market-based discount rates
Based on updated revenue performance expectations during the earn-out period for Runa, the Company remeasured the contingent consideration as
 $16,400 as of September 30, 2020 and subsequently to zero at September 30, 2021 and at December 31, 2020.

The following table presents the change in contingent consideration liability during the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$—	$(16,400)
Change in fair value of contingent consideration	—	—

Balance at September 30,	$—	$(16,400)

There were no transfers between an
y
 levels of the fair value hierarchy for any of the Company’s fair value measurements
.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock
—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of September 30, 2021 and December 31, 2020, the Company held 6,206,200 and 1,014,195 shares, respectively, in treasury stock and had 4,228,315 and 3,883,425 shares, respectively, of common stock reserved for issuance upon the conversion of outstanding warrants and stock options. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/ a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.
Non-controlling
Interest
—On August 17, 2021, the Company’s ownership interest in AME increased as a result of the subsidiary AME repurchasing AME shares from certain minority stockholders. As a result, the noncontrolling interest in AME representing minority stockholders’ proportionate share of the equity in AME was reduced from 1.3% to 0.71%. Since the Company continued to retain a controlling financial interest in AME, the change in ownership interest was accounted for as an equity transaction.
Warrants
—The following table summarizes warrant activity f
o
r the nine months ended September 30, 2021:

	Exit Warrants (a)	Service Warrants (b)	Total Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Outstanding—December 31, 2020	28,665	—	28,665	$0.000022	0.75
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	(28,665)	—	(28,665)	—	—
Outstanding—September 30, 2021	—	—	—

Exercisable—September 30, 2021	—	—	—	—	—

(a)
As of September 30, 2021 and December 31, 2020, the Company has exit warrants to purchase zero and 28,665 shares of common stock, respectively, at a weighted-average exercise price of $0.000022 per share outstanding to certain investors. These exit warrants, expire upon the earlier of 10 years from the date of grant or the occurrence of a liquidity event, as defined in the warrant agreements. The warrants, which were issued in connection with the sale of common stock, only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%. The remaining exit warrants expired as of September 30, 2021.

(b)	As of September 30, 2021 and December 31, 2020, the Company did not have any warrants outstanding to individuals for the performance of certain marketing services.
Stock Options
—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “Stock Option Plan”). The Stock Option Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of (i) the total then outstanding shares of common shares and (ii) all available stock option (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the Stock Option Plan, the Company may grant employees, directors, and consultants stock options and restricted stock awards and has the authority to establish the specific terms of each award, including exercise price, expiration, and vesting. Generally, stock options issued pursuant to the Stock Option Plan must contain exercise prices no less than the fair value of the Company’s common stock on the date of grant and have ten-year
contractual term. As of September 30, 2021 and December 31, 2020, there were 484,315 and 545,545 shares, respectively, of common stock reserved for future issuance pursuant to the Stock Option Plan. All shares awarded due to exercise of stock options are newly issued.
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan, which was effective after the closing of the initial public offering discussed in Note 1. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the 2014 Stock Option and Restricted Stock Plan.
The Company recognized stock-based compensation expense of $1,641 and $1,238 for the nine months ended September 30, 2021 and 2020, respectively, in selling, general, and administrative expenses. The Company recognized stock-based compensation expense of $629 and $411 for the three months ended September 30, 2021 and 2020, respectively.
Awards with Service-based Vesting Conditions
Most of stock option awards granted under the 2014 Stock Option Plan vest based on continuous service. Generally, 50% of the stock options granted vest two years after the grant date and 50% of the stock options granted vest four years after the grant date. The following table summarizes the service-based stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2020	3,206,840	$10.05
Granted	347,620	$10.18
Exercised	15,470	$9.67
Forfeited or expired	221,585	$10.78

Outstanding—September 30, 2021	3,317,405	$10.02	7.8	16,534

Exercisable—September 30, 2021	1,829,100	$9.88	7.2	9,358
The weighted average grant-date fair value of the service-based stock option awards granted during the nine months ended September 30, 2021 and 2020 was $4.66 per option and $3.54 per option, respectively. The aggregate intrinsic value of service-based stock options exercised was $82 and $102 for the nine months ended September 30, 2021 and 2020, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.

The fair value of the service-based stock options granted during the nine months ended September 30, 2021 and 2020 pursuant to the Stock Option Plan was estimated on the grant date using the Black- Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	September 30, 2021	September 30, 2020
Weighted average expected term	6.4	5.6
Weighted average expected volatility	38%	40%
Weighted average risk-free interest rate	0.80%	0.45%
Weighted average expected dividend yield	0%	0%
Expected Term:
Represents the period that the stock-based awards are expected to be outstanding based on a contractual term and service conditions specified for the awards. The Company estimated the expected term of the options with service conditions in accordance with the “simplified” method as defined in ASC 718, which enables the use of a practical expedient for “plain vanilla” share options.
Expected Volatility:
The Company has historically been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, the Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the expected term of the options.
Risk-free Interest Rate:
The risk-free interest rate was based on the yield, as of the option valuation date, by reference to the U.S. Treasury yield curve in effect at the time of the grant or the modification of the award for time periods equal to the expected term of the award.
Dividend Yield
—The Company does not anticipate declaring a dividend over the expected term. As such, the dividend yield has been estimated to be zero.
Fair Value of Common Stock
—Because there has been no public market for the Company’s common stock as of September 30, 2021, the board of directors has determined the estimated fair value of the common stock at the time of grant of options by considering valuations performed by an independent third-party valuation specialist, which considers a number of objective and subjective factors including valuations of comparable companies, operating and financial performance, the lack of liquidity of capital stock, the likelihood of achieving an initial public offering and general and industry specific economic outlook.
These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. The third-party common stock valuations were prepared using a combination of the income approach and market approach.
After October 21, 2021, public trading market for our common stock has been established in connection with the completion of the initial public offering, and therefore, it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock observable in the public market.

As of September 30, 2021, there was $2,706 of total unrecognized compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average service period of 1.9 years.
Awards with Performance and Market-based Vesting Conditions
During the nine months ended September 30, 2021, the Company awarded options to purchase 262,990 shares of common stock of the Company containing performance-based vesting conditions, subject to achievement of various performance goals by the end of 2021, including revenue, Adjusted EBITDA, and other operational targets.
During the year ended December 31, 2020, the Company awarded options to purchase 68,250 shares of common stock of the Company containing performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025, including revenue and gross margin targets. In addition, during the year ended December 31, 2019, the Company awarded options to purchase 579,670 shares of common stock of the Company containing performance and market vesting conditions, such as option vesting upon occurrence of an initial public offering (“IPO”) or other qualifying liquidity event and upon achieving predetermined equity value of the Company at a time of the IPO or other qualifying liquidity event.
The following table summarizes the performance and market-based stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2020	647,920	10.18
Granted	262,990	10.62
Exercised	—	—
Forfeited or expired	—	—

Outstanding—September 30, 2021	910,910	10.30	8.3	4,155

None of the stock options included in the table above are exercisable at September 30, 2021.
The fair value of the awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model used for the Company’s service-based stock options and assumed that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The weighted average grant-date fair value of the stock options with performance-based vesting condition granted during the nine months ended September 30, 2021 and 2020 was $4.38 and $4.56 per option, respectively.
As of September 30, 2021, the unrecognized stock-based compensation cost related to the stock options for which performance-based vesting conditions are probable of being achieved was $798, expected to be recognized over the period of approximately 3.0 years. As of September 30, 2021, total unrecognized compensation cost related to the unvested 579,670 stock option awards containing performance and market vesting conditions was $1,225, which will be recognized when attainment of the performance and market vesting conditions becomes probable.
11. INCOME TAXES
For the nine months ended September 30, 2021 and 2020, the Company recorded $6,277 and $4,615, respectively, in income tax expense in its condensed consolidated statements of operations.

In assessing the recoverability of its deferred tax assets, the Company continually evaluates all available positive and negative evidence to assess the amount of deferred tax assets for which it is more likely than not to realize a benefit. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance.
As of September 30, 2021 and December 31, 2020, there were no liabilities for income tax uncertainties. The Company is subject to income tax examinations by IRS and various state and location jurisdictions for the open tax years between December 31, 2017 to December 31, 2020.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:

Net income income attributable to The Vita Coco Company, Inc.	$12,990	$9,007	$22,432	$15,573
Denominator:
Weighted-average number of common shares used in earnings per share—basic	53,006,746	58,495,156	53,266,209	58,560,306
Effect of conversion of stock options	773,314	95,516	475,839	114,899

Weighted-average number of common shares used in earnings per share—diluted	53,780,060	58,590,672	53,742,048	58,675,205

Earnings per share—basic	$0.25	$0.15	$0.42	$0.27

Earnings per share—diluted	$0.24	$0.15	$0.42	$0.27

The vested service warrants are exercisable for little consideration and all necessary conditions have been satisfied. Accordingly, the calculation of weighted average common shares outstanding includes vested service warrants, exercisable for a value of $0.000022, which consisted of zero and 5,922 weighted average service warrants as of September 30, 2021 and 2020, respectively.
The exit warrants, which expire upon a liquidity event and only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%, were not considered in the basic and diluted earnings per share, as the contingency of a liquidity event had not occurred during the nine months ended September 30, 2021 and 2020.
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	116,322	3,627,839	1,198,005	3,512,961

13. SEGMENT REPORTING
The Company has two operating and reportable segments:

•
Americas—The Americas segment is comprised primarily of US and Canada and derives its revenues from the marketing and distribution of various coconut water and non-coconut
water products (e.g., oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever and Ever), and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment.

•
International—The International segment is comprised primarily of Europe, Middle East, and Asia Pacific, which includes the Company’s procurement arm and derives its revenues from the marketing and distribution of various coconut water and non-coconut
water products.

The Company’s
Co-CEOs
are the chief operating decision makers and evaluate segment performance primarily based on net sales and gross profit. All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of September 30, 2021 and 2020 and for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$115,669	$87,321	$292,929	$241,127
Americas	100,933	74,522	250,932	204,621
International	14,736	12,799	41,997	36,506

Gross profit	$38,501	$29,380	$91,561	$82,314
Americas	34,679	25,091	81,502	71,076
International	3,822	4,289	10,059	11,238

	As of September 30,	As of December 31,
	2021	2020
Total segment assets	$200,974	$183,861
Americas	153,174	139,452
International	47,800	44,409

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation	2021	2020	2021	2020
Total gross profit	$38,501	$29,380	$91,561	$82,314
Less:
Selling, general, and administrative expenses	20,675	19,060	61,897	55,462

Income from operations	17,826	10,320	29,664	26,852
Less:
Unrealized (gain)/loss on derivative instruments	1,964	(167)	(1,250)	7,229
Foreign currency (gain)/loss	483	(756)	2,013	(1,118)
Interest income	(31)	(61)	(104)	(244)
Interest expense	127	24	319	776

Income before income taxes	15,283	11,280	28,686	20,209

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Nine Months Ended September 30,	2021	2020
United States	$250,933	$204,621
All other countries(1)	41,996	36,506

Net sales	$292,929	$241,127

(1)	No individual country is greater than 10% of total net sales for the nine months ended September 30, 2021 and 2020.
The following table provides information related to the Company’s property and equipment, net by country:

	September 30, 2021	December 31, 2020
United States	$913	$1,186
Ecuador	889	953
Singapore	290	445
All other countries(1)	182	296

Property and equipment, net	$2,274	$2,880

(1)	No individual country is greater than 10% of total property and equipment, net as of September 30, 2021 and December 31, 2020.

14. RELATED-PARTY TRANSACTIONS
Management Fees
—The Company was subject to an arrangement with one of its stockholders for as long as such stockholder holds at least 5% of the Company’s capital stock. Pursuant to the terms of the amended arrangement, the Company is required to make fixed annual management fee payments of $281. On October 20, 2021, in connection with the IPO discussed in Note 1, the Stockholder’s Agreement was revised and the new Investor Rights Agreement does not include a management fee to this stockholder.
Loan to Employee
—On September 18, 2019, the Company extended a five year promissory note of $17,700 to its current co-CEO,
in order for him to buy 1,739,010 shares of The Vita Coco Company, Inc.’s common stock in conjunction with his employment agreement. The interest on the note accrued annually at a rate of 1.78% with principal balance due at maturity. The purchase of the Company’s shares occurred simultaneously with the commencement of the loan, as a result no funds were actually disbursed by the Company. The purchased Company shares were pledged as collateral to the loan until full repayment of the principal balance. On May 18, 2020, the Company amended the interest rate on the note to 0.58%.
On September 16, 2021, Martin Roper, the
co-CEO
of the Company, repaid the outstanding principal balance and accrued interest in full satisfaction of the promissory note.
Distribution Agreement with Shareholder
—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders, which currently extends through December 31, 2021. The distribution agreement grants the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $1,636 and $1,533 for the three months ended September 30, 2021 and 2020, respectively, and $4,944 and $4,119 for the nine months ended September 30, 2021 and 2020, respectively. The amounts due from the stockholder in Accounts Receivable, net were $362 and $575 as of September 30, 2021 and December 31, 2020, respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $39 and $38 for the three months ended September 30, 2021 and 2020, respectively, and $119 and $95 for the nine months ended September 30, 2021 and 2020, respectively, in selling, general, and administrative expense for this service agreement.

15. SUBSEQUENT EVENTS
The Company evaluated its condensed consolidated financial statements for subsequent events through November
17
, 2021.
Refer to Note 1 for discussion of the IPO and stock split, which occurred subsequent to September 30, 2021.
On October 11, 2021, the Company’s Board of Directors approved a new bonus agreement with the co-CEO,
Mike Kirban, that replaces and supersedes existing agreements. In the event an initial public offering is consummated on or prior to June 30, 2023, (i) each of Verlinvest, and RW VC S.a.r.l. (the “Bonus Stockholders”) shall pay Mr. Kirban a bonus equal to 1.4% of the total cash consideration received by the Bonus Stockholders through the sale by the Bonus Stockholders of the Company’s securities pursuant to the IPO, as of the closing date of the IPO (the “Bonus Stockholders Proceeds”); and (ii) the Company shall pay Mr. Kirban a bonus equal to 1.4% of the total cash consideration received by the Company through the sale of the Company’s securities pursuant to the IPO, as of the closing date of the IPO (the “Company Proceeds”). The forms of payment will be (i) for the Bonus Stockholders’ portion, cash equal to 1.4% of the Bonus Stockholders Proceeds to be made on the closing date of the IPO; and (ii) for the Company’s portion, a number of restricted stock units pursuant to the 2021 Plan that is equal to the ratio of (x) an amount equal to 1.4% of the Company IPO Proceeds to (y) the fair market value per share of the Company’s common stock on the date of grant, which shall vest in full on the six (6) month anniversary of the date of grant subject to Mr. Kirban’s continued employment with the Company through such vesting date.
Concurrent with, and subject to, the consummation of the IPO, entities affiliated with a significant customer agreed to purchase $20 million of shares of common stock, at a price per share equal to the IPO price per share at which our common stock was sold to the public, from Verlinvest Beverages SA, an existing stockholder, in a private placement. The Company will not receive any proceeds from the private placement. In addition, this customer also received $3 million of shares of restricted common stock, at a price per share equal to the IPO price per share, in connection with an amendment to extend the term of the existing distributor agreement between the customer and the Company to June 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q,
as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated October 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form
10-Q.

3
3

Overview
The Vita Coco Company is a leading fast-growing, plant-based functional hydration platform, which pioneered packaged coconut water in 2004, and recently began extending into other healthy hydration categories including non-plant
based offerings. Our brand portfolio is led by Vita Coco, which is the leader in the global coconut water category with additional coconut oil and coconut milk offerings, and includes Runa, a leading plant-based energy drink inspired from the Guayusa plant native to Ecuador, Ever & Ever, a sustainably packaged water, and the recently launched PWR LIFT, a flavored protein-infused water. We also offer private label products in Coconut Water and Coconut Oil for select retailers, and some coconut and Guayusa commodities.
Our products are primarily distributed across the U.S., Canada, and the United Kingdom, with emerging presences in China and additional European markets. We serve retailers and consumers through a combination of Distributors, Broadliners, Direct to Retailer Warehouse and
E-commerce
channels. We support this distribution with our own sales force and marketing activities such as sampling, digital media and social channels and traditional promotional and sampling activities.
In addition to being focused on the benefits we deliver to our consumers through our products, we also believe that we have a responsibility to grow our business with our environmental and social impact in mind. We use a responsibly designed, asset-lite supply chain which we believe has a positive impact our communities and mitigates our impact on the planet. As part of our coconut water production process, we provide our production partners the partnership, investments and training that they need to not only reduce waste and environmental impact, but also to turn their coconut water into a shelf- stable product with commercial viability benefiting their economics and their community.
In 2014, we created the Vita Coco Project to support and empower our coconut farming communities through innovative farming practices, improving education resources, and scaling our business to promote economic prosperity—through all of which we hope to positively impact the lives of over one million people. Additionally, we seek to partner with other third-party organizations that share and advance our ideals including fair trade, accessible nutrition and wellness, and environmental responsibility. In April 2021, we became a Delaware Public Benefit Corporation, with the public benefit purpose identified as harnessing, while protecting, nature’s resources for the betterment of the world and its habitants by creating ethical, sustainable, better-for-you
beverages and consumer products that not only uplift our communities, but that do right by our planet.
When managing our business and executing our growth strategies, we aim to exercise strong financial discipline to maximize long term value for all of our stakeholders, including investors, consumers, customers, and employees, with a long-term horizon.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Prospectus under the heading “Key Factors Affecting our Performance” other than the changes noted below in Impact of
COVID-19.
Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021.
Impact of
COVID-19
The
COVID-19
pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our cash flow, business, financial condition, results of operations and prospects will depend on future developments that are uncertain. From the beginning of this pandemic, our top priority has been the health, safety and well-being of our employees. Early in March 2020, we implemented global travel restrictions and work-from-home policies for employees who are able to work remotely. For those employees who are unable to work remotely, safety precautions have been instituted, which were developed and adopted in line with guidance from public health authorities and professional consultants. Currently, certain of our offices have been partially reopened, our quality lab continues to operate under strict protocols, and generally, our field sales teams are working with our distributors and retailers subject to local safety protocols. During the
COVID-19
pandemic, we have taken a number of steps to support our employees, including increasing employee communications, including topics such as mental health and family welfare; creating wellness hotlines and enhancing employee assistance programs; and conducting employee surveys to evaluate employee morale. We are incredibly proud of the teamwork exhibited by our employees, co-packers
and distributors around the world who are ensuring the integrity of our supply chain.
Associated with
COVID-19
changes in consumer spending and employment economics, we have seen significant changes to global ocean shipping capacity and availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Since
COVID-19
emerged we have experienced negative impacts on our inventory availability and delivery capacity which have affected, at times, our ability to fully service our customers’ demand. We have also experienced limited temporary partner facility shutdowns and delayed pickup of orders by certain customers. We have taken measures to bolster key aspects of our supply chain and we continue to work with our supply chain partners to try to ensure our ability to service our customers and their demand.

Late last year, we started to experience cost inflation to global shipping costs and some inflationary pressures on other cost elements, and the size of these cost increases has increased sequentially throughout the year. Starting in the second quarter 2021, we took pricing actions such as delaying promotions, reducing discounting and sharing cost increases with private label customers as we were able, which collectively partially covered the cost pressures we have experienced. We have experienced significant cost inflation with our cost of goods rate per case equivalents (“CE”) increasing 8% for the nine months ended September 30, 2021 and 10% for the three months ended September 30, 2021 versus the comparable periods in the prior year, primarily relating to cost increases across ocean freight, fulfillment, and shipping expenses as a result of global supply chain disruptions caused by the
COVID-19
pandemic, which was only partially offset by pricing actions to date. We expect to see ongoing cost pressures, potentially sequentially worse than prior quarters, and will evaluate appropriate mitigation measures to protect our business including taking pricing actions and cost reduction measures. We do not believe these costs year to date are fully representative of our costs of goods sold in a normal supply chain environment.
Initial Public Offering
On October 25, 2021, we completed our initial public offering (“IPO”) by issuing 2,500,000 shares of our common stock at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30 million, after deducting the underwriting discount and commissions of approximately $2 million and offering expenses of approximately $5 million. Additionally, certain selling stockholders sold an aggregate of 9,000,000 shares. Post the IPO, we had approximately 55 million shares outstanding.
Components of Our Results of Operations
Net Sales
We generate revenue through the sale of our Vita Coco branded coconut water, Private Label and Other products in the Americas and International segments. Our sales are predominantly made to distributors or to retailers for final sale to consumers through retail channels, which includes sales to traditional brick and mortar retailers, who may also resell our products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.
Cost of Goods Sold
Cost of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, and warehouse fulfillment costs incurred in operating and staffing warehouses.
Gross Profit and Gross Margin
Gross profit is net sales less cost of goods sold, and gross margin is gross profit as a percentage of net sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channel through which we sell our products, the promotional environment in the marketplace, manufacturing costs, commodity prices and transportation rates. We expect that our gross margin will fluctuate from period to period depending on the interplay of these variables.
Gross margin is a ratio calculated by dividing gross profit by net sales. Management believes gross margin provides investors with useful information related to the profitability of our business prior to considering all of the operating costs incurred. Management uses gross profit and gross margin as key measures in making financial, operating and planning decisions and in evaluating our performance.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing expenses, sales promotion expenses, and general and administrative expenses. Marketing and sales promotion expenses consist primarily of costs incurred promoting and marketing our products and are primarily driven by investments to grow our business and retain customers. We expect selling and marketing expenses to increase in absolute dollars and to vary from period to period as a percentage of net sales for the foreseeable future. General and administrative expense include payroll, employee benefits, stock-based compensation, broker commissions and other headcount-related expenses associated with supply chain & operations, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, depreciation and amortization, and legal, accounting, and professional fees. We expense all selling, general and administrative expense as incurred. We expect selling, general and administrative expenses to increase in absolute dollars to support business growth and as a result of operating as a public company.

Change in Fair Value of Contingent Consideration
In connection with our acquisition of Runa, we agreed to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. The contingent consideration payout cannot exceed $51.5 million. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment. The contingent consideration payable to Runa’s former shareholders was re-measured
at fair value, which reflects estimates, assumptions, and expectations on Runa’s revenue and revenue growth as of the valuation date. A key factor in the contingent consideration calculation is whether the growth levels specified in the contract can be met within the four year time period immediately following the acquisition. The design of the payout is to reward for high growth in the initial years following the acquisition. Therefore, the contingent payment reduction, by itself, was not considered a triggering event as it measures against growth targets that must be achieved during a limited period, whereas projections used for intangible and goodwill impairment testing consider a longer period of time. Additionally, the Runa brand has been integrated into the Americas operations, and therefore the goodwill was assigned and tested at the Americas reporting unit level. As such, since the goodwill is tested at this higher reporting unit level, changes in the individual Runa brand projections are not indicative of a triggering event for goodwill since Runa sales are an insignificant portion of the overall financial results of the Americas reporting unit. In 2020, we did elect to perform the quantitative assessment. At the Americas reporting unit level, there was significant cushion between the fair value of the reporting unit and the carrying value, and therefore, no goodwill impairment was recorded. As of September 30, 2021, the contingent consideration was zero. The contingent consideration will continue to be remeasured until payout in December 2022.
Other Income (Expense), Net
Unrealized Gain/(Loss) on Derivative Instruments
We are subject to foreign currency risks as a result of its inventory purchases and intercompany transactions. In order to mitigate the foreign currency risks, we and our subsidiaries enter into foreign currency exchange contracts which are recorded at fair value. Unrealized gain on derivative instruments consists of gains or losses on such foreign currency exchange contracts which are unsettled as of period end. See Part I, Item 3. “Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Exchange Risk” in this Quarterly Report on Form
10-Q
for further information.
Foreign Currency Gain/(Loss)
Our reporting currency is the U.S. dollar. We maintain the financial statements of each entity within the group in its local currency, which is also the entity’s functional currency. Foreign currency gain/(loss) represents the transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. See Part I, Item 3. “Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Exchange Risk” in this Quarterly Report on Form
10-Q
for further information.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents, and money market funds, as well as interest received as part of an interest rate swap which was terminated in May 2020.
Interest Expense
Interest expense consists of interests on our credit facilities and term loans.
Income Tax Expense
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Operating Segments
We operate in two reporting segments:

•	Americas — The Americas segment is comprised of our operations in the Americas region, primarily in the United States and Canada.

•	International —The International segment is comprised of our operations primarily in Europe, the Middle East and the Asia Pacific regions.

Each segment derives its revenues from the following product categories:

•
Vita Coco Coconut Wate
r—This product category consists of all branded coconut water product offerings under the Vita Coco labels, where the majority ingredient is coconut water. For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

•
Private Label
—This product category consists of all private label product offerings, which includes coconut water and oil. The Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders occurs, which may be prior to any shipment.

•
Other
—This product category consists of all other products, which includes Runa, Ever & Ever and PWR LIFT product offerings, Vita Coco product extensions beyond coconut water, such as Vita Coco Sparkling, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales	$115,669	$87,321	$292,929	$241,127
Cost of goods sold	77,168	57,941	201,368	158,813

Gross profit	38,501	29,380	91,561	82,314
Operating expenses
Selling, general, and administrative	20,675	19,060	61,897	55,462

Income from operations	17,826	10,320	29,664	26,852
Other income (expense)
Unrealized gain/(loss) on derivative instrument	(1,964)	167	1,250	(7,229)
Foreign currency gain/(loss)	(483)	756	(2,013)	1,118
Interest income	31	61	104	244
Interest expense	(127)	(24)	(319)	(776)

Total other income (expense)	(2,543)	960	(978)	(6,643)
Income before income taxes	15,283	11,280	28,686	20,209
Income tax expense	(2,296)	(2,263)	(6,277)	(4,615)

Net income	$12,987	$9,017	$22,409	$15,594

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage	2021	2020	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$71,825	$50,891	$20,934	41.1%	$176,229	$130,953	$45,276	34.6%
Private Label	25,973	20,227	5,746	28.4%	66,457	62,391	4,066	6.5%
Other	3,135	3,404	(269)	-7.9%	8,246	11,277	(3,031)	(26.9%)

Subtotal	100,933	74,522	26,411	35.4%	250,932	204,621	46,311	22.6%
International segment
Vita Coco Coconut Water	$10,093	$8,024	$2,069	25.8%	$26,445	$21,387	$5,058	23.6%
Private Label	4,117	3,093	1,024	33.1%	9,648	9,472	176	1.9%
Other	526	$1,682	(1,156)	-68.7%	5,904	5,647	257	4.6%

Subtotal	$14,736	$12,799	$1,937	15.1%	$41,997	$36,506	$5,491	15.0%

Total net sales	$115,669	$87,321	$28,348	32.5%	$292,929	$241,127	$51,802	21.5%

For the three months and the nine months ended September 30, 2021, the primary driver of the consolidated net sales increase of 33% and 22%, respectively, was increased CE volume with some benefits from pricing actions including reduced promotional support.
Volume in Case Equivalent
The following table provides a comparative summary of our volume in case equivalents, by operating segment and product category:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage	2021	2020	Amount	Percentage
Americas segment
Vita Coco Coconut Water	7,605	6,147	1,458	23.7%	19,482	15,176	4,306	28.4%
Private Label	2,934	2,391	543	22.7%	7,643	7,000	643	9.2%
Other	326	325	1	0.3%	831	1,269	(438)	(34.5%)

Subtotal	10,865	8,863	2,002	22.6%	27,956	23,445	4,511	19.2%
International segment*
Vita Coco Coconut Water	1,463	1,242	221	17.8%	3,890	3,278	612	18.7%
Private Label	540	448	92	20.5%	1,327	1,302	25	1.9%
Other	7	119	(112)	(94.1%)	213	481	(268)	(55.7%)

Subtotal	2,010	1,809	201	11.1%	5,430	5,061	369	7.3%

Total volume (CE)	12,875	10,672	2,203	20.6%	33,386	28,506	4,880	17.1%

Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
* International Other excludes minor volume that is treated as zero CE.

Americas Segment
Americas net sales increased by $26.4 million, or 35.4%, to $100.9 million for the three months ended September 30, 2021 from $74.5 million for the three months ended September 30, 2020. Americas net sales increased by $46.3 million, or 22.6%, to $250.9 million for the nine months ended September 30, 2021 from $204.6 million for the nine months ended September 30, 2020. The increase in both periods is primarily driven by a CE volume increase and a reduction of branded promotional activities that was implemented in the second quarter and had a larger impact in the third quarter.
Vita Coco Coconut Water net sales increased by $20.9 million, or 41.1%, to $71.8 million for the three months ended September 30, 2021, from $50.9 million for the three months ended September 30, 2020. Vita Coco Coconut Water net sales increased by $45.3 million, or 34.6%, to $176.2 million for the nine months ended September 30, 2021, from $131.0 million for the nine months ended September 30, 2020. The increase in both periods was primarily driven by a combination of increased consumer demand, retail execution, and pricing actions to reduce price promotions, with sales being the strongest within our direct-store-delivery channel.
Private Label net sales increased $5.7 million, or 28.4%, to $26.0 million for the three months ended September 30, 2021, from $20.2 million for the three months ended September 30, 2020, mostly driven by better inventory availabilities and associated timing of revenue recognition. Private Label net sales increased $4.1 million, or 6.5%, to $66.5 million for the nine months ended September 30, 2021, from $62.4 million for the nine months ended September 30, 2020. For both periods, although the overall CE volume increased period over period, there was a mix shift from coconut oil towards coconut water, which has lower net sales per CE.
Net sales for Other products decreased by $0.3 million, or 7.9%, to $3.1 million for the three months ended September 30, 2021 from $3.4 million for the three months ended September 30, 2020. Net sales for Other products decreased by $3.0 million, or 26.9%, to $8.2 million for the nine months ended September 30, 2021 from $11.3 million for the nine months ended September 30, 2020 primarily driven by a decrease in bulk sales and Vita Coco oil.
International Segment
International net sales increased by $1.9 million, or 15.1%, to $14.7 million for the three months ended September 30, 2021, from $12.8 million for the three months ended September 30, 2020. International net sales increased by $5.5 million, or 15.0%, to $42.0 million for the nine months ended September 30, 2021, from $36.5 million for the nine months ended September 30, 2020. The increase in both periods is primarily driven by increased sales in our European region, which includes a favorable impact related to foreign currency translation. For the three and the nine months ended September 30, 2021 compared to the same periods ended September 30, 2020, the growth was driven by Vita Coco Coconut Water and Private Label, offset by lower sales from Other products.
Vita Coco Coconut Water net sales increased by $2.1 million, or 25.8%, to $10.1 million for the three months ended September 30, 2021, from $8.0 million for the three months ended September 30, 2020. Vita Coco Coconut Water net sales increased by $5.1 million, or 23.6%, to $26.4 million for the nine months ended September 30, 2021, from $21.4 million for the nine months ended September 30, 2020. The changes for both periods were driven by the movement in CE volume, primarily in the European region which also benefited from favorable impact related to foreign currency translation.
Increases in net sales from Private Label of $1.0 million, which were driven by increased CE volume across regions and favorable impact related to foreign currency translation in Europe, for the three months ended September 30, 2021 compared to September 30, 2020. For the nine months ended September 30, 2021, the net sales increases for Private Label and Other products in the International segment compared to the nine months ended September 30, 2020 were immaterial relative to the growth in Vita Coco Coconut Water.

Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage	2021	2020	Amount	Percentage
Cost of goods sold
Americas segment	$66,254	$49,431	$16,823	34.0%	$169,430	$133,545	$35,885	26.9%
International segment	10,914	8,510	2,404	28.2%	31,938	25,268	6,670	26.4%

Total cost of goods sold	$77,168	$57,941	$19,227	33.2%	$201,368	$158,813	$42,555	26.8%

Gross profit
Americas segment	$34,679	$25,091	$9,588	38.2%	$81,502	$71,076	$10,426	14.7%
International segment	3,822	4,289	(467)	(10.9%)	10,059	11,238	(1,179)	(10.5%)

Total gross profit	$38,501	$29,380	$9,121	31.0%	$91,561	$82,314	$9,247	11.2%

On a consolidated basis, cost of goods sold increased $19.2 million, or 33.2%, to $77.2 million for the three months ended September 30, 2021, from $57.9 million for the three months ended September 30, 2020. Cost of goods sold increased $42.6 million, or 26.8%, to $201.4 million for the nine months ended September 30, 2021, from $158.8 million for the nine months ended September 30, 2020. On a consolidated and segment basis, the increases in both periods were primarily driven by CE volume and significant transportation costs inflation that built sequentially over the last nine months, specifically related to ocean freight costs due to shipping and port constraints related to the
COVID-19
pandemic and other logistics cost inflation. On a consolidated basis, this resulted in cost of goods per CE rate increasing 8% and 10% respectively for the nine and three months ended September 30, 2021 as compared to prior periods.
On a consolidated basis, gross profit dollars increased $9.1 million, or 31.0%, to $38.5 million for the three months ended September 30, 2021, from $29.4 million for the three months ended September 30, 2020. On a consolidated basis, gross profit dollars increased $9.2 million, or 11.2%, to $91.6 million for the nine months ended September 30, 2021, from $82.3 million for the nine months ended September 30, 2020. Although we delivered strong top line growth driven by continued underlying strength of our Vita Coco brand, our gross profit was significantly impacted by ocean freight and other logistics costs escalation, only partially compensated by pricing actions, including reduced promotional activity. Gross margin was 33.3% for the three months ended September 30, 2021, as compared to 33.6% for the three months ended September 30, 2020. Gross margin was 31.3% for the nine months ended September 30, 2021, as compared to 34.1% for the nine months ended September 30, 2020. The approximate 40 basis points decline for the three month period and the 290 basis point decline for the nine month period was driven by the cost increases across ocean freight, fulfillment, and shipping expenses as a result of the
COVID-19
pandemic, which was partly offset by the positive impact of higher CE volume in both segments.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage	2021	2020	Amount	Percentage
Selling, general, and administrative	20,675	19,060	1,615	8.5%	61,897	55,462	6,435	11.6%

Selling, General and Administrative Expenses
During the three and nine months ended September 30, 2021, Selling, general and administrative, or SG&A, expense increased by $1.6 million, or 8.5% and $6.4 million, or 11.6%, respectively, versus the prior year comparable period. The increases were primarily driven by our public company readiness preparation, with increased spending in professional fees and personnel related expenses for the three and nine months ended September 30, 2021 versus the prior year comparable period.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage	2021	2020	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$(1,964)	$167	$(2,131)	n/m	$1,250	$(7,229)	$8,479	n/m
Foreign currency gain/(loss)	(483)	756	(1,239)	n/m	(2,013)	1,118	(3,131)	n/m
Interest income	31	61	(30)	(49.2%)	104	244	(140)	(57.4%)
Interest expense	(127)	(24)	(103)	429.2%	(319)	(776)	457	(58.9%)

	$(2,543)	$960	$(3,503)	(364.9%)	$(978)	$(6,643)	$5,665	(85.3%)

n/m—represents percentage calculated not being meaningful
Unrealized Gain/(Loss) on Derivative Instruments
During the three months ended September 30, 2021 and 2020, we recorded losses of $2.0 million and gains of $0.2 million, respectively, on outstanding derivative instruments for forward foreign currency exchange contracts. During the nine months ended September 30, 2021 and 2020, we recorded gains of $1.3 million and losses of $7.2 million, respectively, on outstanding derivative instruments for forward foreign currency exchange contracts. All forward foreign currency exchange contracts were entered to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, and Thai baht.
Foreign Currency Gain/(Loss)
Foreign currency loss was $0.5 million for the three months ended September 30, 2021, as compared to $0.8 million gain for the three months ended September 30, 2020. Foreign currency loss was $2.0 million for the nine months ended September 30, 2021, as compared to $1.1 million gain for the nine months ended September 30, 2020. The change in both years was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The decrease in interest income for the three months ended September 30, 2021 compared to the same period in the prior year was immaterial. Interest income decreased by $0.1 million, or 57.4%, to $0.1 million for the nine months ended September 30, 2021, from $0.2 million for the nine months ended September 30, 2020. The decrease was primarily driven by an amended interest rate from 1.78% to 0.58% on the loan to the co-CEO
described in Note 14,
Related-Party Transactions
, to our notes condensed consolidated financial statements. On September 16, 2021, the co-CEO
of the Company, repaid the outstanding principal balance and accrued interest on the promissory note.

Interest Expense
Interest expense increased an immaterial amount for the three months ended September 30, 2021 compared to the comparable period in the prior year. For the nine months ended September 30, 2021, the decrease of $0.5 million compared to the comparable period in the prior year was primarily driven by non-recurring
interest expense upon the settlement of an interest rate swap in May 2020 which impacted our interest expense by $0.5 million in the nine months ended September 30, 2020, which did not repeat in the nine months ended September 30, 2021.
Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Amount	Percentage	2021	2020	Amount	Percentage
Income tax expense	$(2,296)	$(2,263)	$(33)	1.5%	$(6,277)	$(4,615)	$(1,662)	36.0%
Tax Rate	15.0%	20.1%			21.9%	22.8%
Our quarterly income tax provision is based on an estimated annual effective tax rate applied to our consolidated year-to-date
pre-tax
income or loss. The effective income tax rate is based upon the estimated income for the year, the composition of that income in different countries, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.
For the nine months ending September 30, 2020, and September 30, 2021, our effective tax rate was 22.8% and 21.9%, respectively. The effective tax rate for both periods is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax
profits and the relative impact of other
non-deductible
expense in relation to the
pre-tax
profits.
For the three months ending September 30, 2020, and September 30, 2021, our effective tax rate was 20.1% and 15.1%, respectively. The effective tax rate for both periods is lower than the US statutory rate of 21% due to changes to the Company’s estimated annual effective tax rate driven by changes in the expected jurisdictional mix of profits and the relative impacts of Company’s foreign operations in each period. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax
profits and the relative impact of other
non-deductible
expense in relation to the
pre-tax
profits.

Non-GAAP
Financial Measures
EBITDA and Adjusted EBITDA are supplemental
non-GAAP
financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, and lenders. These non-GAAP
measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items.
These
non-GAAP
measures are a key metric used by management and our board of directors, to assess our financial performance. We present these non-GAAP
measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the company.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash
and other items, that we do not consider representative of our ongoing operating performance.
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$12,987	$9,017	$22,409	$15,594
Depreciation and amortization	514	531	1,557	1,559
Interest income	(31)	(61)	(104)	(244)
Interest expense	127	24	319	776
Income tax expense	2,296	2,263	6,277	4,615

EBITDA	15,893	11,774	30,458	22,300
Stock-based compensation (a)	629	411	1,641	1,238
Unrealized (gain)/loss on derivative instruments (b)	1,964	(167)	(1,250)	7,229
Foreign currency (gain)/loss (b)	483	(756)	2,013	(1,118)
Other adjustments (c)	1,678	19	3,401	165

Adjusted EBITDA	$20,647	$11,281	$36,263	$29,814

(a)
Non-cash
charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.

(b)	Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)	Reflects other charges inclusive of legal costs and other non-recurring expenses mostly related to our public company readiness preparation.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $35.9 million and 72.2 million of cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively. We supplemented our liquidity needs with incremental borrowing capacity under the Term Facility and the Revolving Facility, which we amended in May 2021. On October 25, 2021, we completed our IPO by issuing 2,500,000 shares of our common stock at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30 million, after deducting the underwriting discount and commissions of approximately $2 million and offering expenses of approximately $5 million.
Considering recent market conditions and the ongoing
COVID-19
pandemic, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our Revolving Facility, as well as the Term Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures, and contractual obligations for at least 12 months from the issuance date of the condensed consolidated financial statements included herein.
Our future capital requirements will depend on many factors, including our revenue growth rate, our working capital needs primarily for inventory build, our global footprint, the expansion of our marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products and the continued market consumption of our products, as well as any shareholder distribution either through equity buybacks or dividends. Our asset-lite operating model provides us with a low cost, nimble, and scalable supply chain, which allows us to quickly adapt to changes in the market or consumer preferences while also efficiently introducing new products across our platform. We may seek additional equity or debt financing in the future in order to acquire or invest in complementary businesses, products and/or new IT infrastructures. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or general cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Cash Flows
The following tables summarize our sources and uses of cash:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$(16,351)	$31,587	$(47,938)	(151.8%)
Investing activities	(127)	(209)	82	(39.2%)
Financing activities	(19,676)	(21,322)	1,646	(7.7%)
Effects of exchange rate changes on cash and cash equivalents	(117)	(5)	(112)	n/m

Net (decrease)/increase in cash and cash equivalents	$(36,271)	$10,051	$(46,322)	(460.9%)

n/m—represents percentage calculated not being meaningful
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the nine months ended September 30, 2021, net cash used in operating activities was $16.4 million, consisting of net income of $22.4 million, net unfavorable changes in our operating assets and liabilities of $40.8 million and non-cash
adjustments of $2.1 million.
Non-cash
adjustments primarily consisted of unrealized gain on derivative instruments of $1.3 million, partially offset by depreciation and amortization of $1.6 million, and stock-based compensation of $1.6 million. During the nine months ended September 30, 2020, net cash provided by operating activities was $31.6 million, consisting of net income of $15.6 million and net favorable changes in our operating assets and liabilities of $5.8 million and non-cash

adjustments of $10.2 million.
Non-cash
adjustments primarily consisted of unrealized loss on derivative instruments of $7.2 million, depreciation and amortization of $1.6 million, and stock-based compensation of $1.2 million. The unfavorable changes in our operating assets and liabilities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were primarily a result of changes in working capital. Reflected in working capital changes for the nine months ended September 30, 2021 were increased inventories, which we rebuilt after finishing December 2020 with very low inventory levels, increased accounts receivable due to increased sales volume, increased accrued trade promotions due to increased sales volumes and related promotions, and increases in prepayments to suppliers to secure inventory due to increased demand. Reflected in working capital changes for the nine months ended September 30, 2020 were decreased inventories due to constrained supply during the
COVID-19
pandemic, increased accrued trade promotions due to increased sales volumes and related promotions, increased accounts receivable driven by increased sales volume, increased other current assets due to the increase in contract assets for the recognition of private label revenue, and increased net advances to suppliers to secure inventory due to increased demand.
Investing Activities
During the nine months ended September 30, 2021 and 2020, cash used in investing activities was $0.1 million and $0.2 million, respectively, primarily driven by cash paid for property and equipment.
Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities was $19.7 million, resulting from $50.0 million paid to acquire 5,192,005 shares of treasury stock from RWVC S.a.r.l, a principal stockholder of ours, net $17.5 million cash paid from borrowings and repayments on the Revolving Facility, partially offset by cash proceeds of $30.0 million received under the 2021 Term Loan and $17.7 million cash received for the settlement of the loan to the co-CEO.
For further discussion of the stock repurchase and the settlement of the loan to the co-CEO,
see Note 10, Stockholder’s Equity, and Note 14, Related-Party Transactions, respectively, in the condensed consolidated financial statements elsewhere in this Form
10-Q.
During the nine months ended September 30, 2020, net cash used in financing activities was $21.3 million, resulting from $16.9 million relating to the repayment of outstanding indebtedness under our previous term loan facilities, or the Prior Term Facilities and $5.3 million paid to acquire treasury stock, partially offset by $0.8 million from the exercise of stock options and warrants
Debt
We had debt outstanding of $37.6 million as of September 30, 2021, compared to $25.1 million as of December 31, 2020. The outstanding balance as of September 30, 2021 related to borrowing under the Revolving Facility, the Term Loan Facility, and vehicle loans. The outstanding balance as of December 31, 2020 related to borrowings under the Revolving Facility and vehicle loans.
Revolving Facility
In May 2020, we entered into a five-year credit facility, or the Revolving Facility with Wells Fargo consisting of a revolving line of credit, which provided for committed borrowings of $50.0 million and a $10.0 million non-committed
accordion feature. On May 21, 2021, we, and certain of our subsidiaries, as guarantors, entered into an amendment, which provided for an additional $10.0 million of revolving commitments. We may repay outstanding balances under the Revolving Facility at any time without premium or penalty. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (which shall not be less than 0.0%) plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month
LIBOR plus 1.5%). The applicable rate for LIBOR borrowings under the Revolving Facility is subject to step-downs based on our total net leverage for the immediately preceding fiscal quarter. The effective interest rate as of December 31, 2020 was 1.15%. The outstanding balance on the Revolving Facility was $7.5 million and $25.0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, we were compliant with all financial covenants.
Term Loan Facility
In May 2021, we entered into a Term Commitment Note, or the Term Facility with Wells Fargo pursuant to the terms of the Credit Agreement entered into in connection with the Credit Facility. The Term Facility provides us with term loans of up to $30.0 million, or the Term Loans. Borrowings under the Term Facility bear interest at the same rate as the Revolving Facility. We are required to repay the principal on the Term Loans in quarterly installments, commencing on October 1, 2021, through maturity date of May 21, 2026.

Subsequent to September 30, 2021, the Company repaid the outstanding balance on the 2021 Term Loan as discussed in Note 1,
Nature of Business and Basis of Presentation
, of the condensed consolidated financial statements included elsewhere in this Form
10-Q,
using net proceeds received on the closing of the initial public offering.
Vehicle Loans
We periodically enter into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of September 30, 2021 was less than $0.1 million.
For additional information, see Note 6,
Debt
, to our condensed consolidated financial statements included elsewhere in this Form
10-Q.

Off-Balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in the Prospectus.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Prospectus and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form
10-Q.
During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2,
Summary of Significant Accounting Policies
, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form
10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.
As of September 30, 2021, the outstanding amounts of $7.5 million related to our Revolving Facility and $30.0 million related to our Term Loan incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. To quantify our exposure to interest rate risk, a 100 basis point increase or decrease to the applicable variable rates of interest would change our annual interest expense by approximately $0.4 million per year based on the borrowings as of September 30, 2021 under the Revolving Facility and Term Loan. Subsequent to September 30, 2021, the Company repaid the outstanding balance on the 2021 Term Loan as discussed in Note 1,
Nature of Business and Basis of Presentation,
of the condensed consolidated financial statements included elsewhere in this Form 10-Q, using net proceeds received on the closing of the initial public offering.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our net sales, cost of goods sold, and operating expenses. We use derivative financial instruments to reduce our net exposure to foreign currency fluctuations. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We generally target to hedge a majority of our forecasted yearly foreign currency exchange exposure through a
24-month
rolling layered approach and leave a portion of our currency forecast floating at spot rate. Our currency forecast and hedge positions are reviewed quarterly. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in ‘‘Other income (expense), net” in the condensed consolidated statements of operations.

The total notional values of our forward exchange contracts were $84.5 million and $62.4 million as of September 30, 2021 and December 31, 2020, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $1.3 million for the nine months ended September 30, 2021, and we estimate that a 10 percent strengthening or weakening of the U.S. dollar would have resulted in a approximately $1 million gain or loss.
Part of our cash and cash equivalents are denominated in foreign currencies. As of September 30, 2021, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2020, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of labor and manufacturing costs. In the nine months ended September 30, 2021, we have seen significant inflation caused by
COVID-19
related global supply chain disruptions which put pressure on our costs and margins. More specifically, ocean freight costs went up drastically due to shipping and ports constraints.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the nine months ended September 30, 2021, sales to two customers represented approximately 55% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
Item 4. Controls and Procedures.
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our
co-principal
executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form
10-Q,
the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on that evaluation, our
co-principal
executive officers and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated October 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our future business, financial condition, results of operations and cash flows may be adversely affected by reduced or limited availability of coconuts and other raw materials for our products.
Our ability to ensure a continuing supply of high-quality coconuts and other raw materials for our products at competitive prices depends on many factors beyond our control. We rely on a limited number of regional manufacturing partners to source and acquire certain of our raw materials and provide us with finished coconut-based products. Our financial performance depends in large part on their ability to arrange for the purchase of raw materials, including coconuts or coconut water, in sufficient quantities.
The coconuts from which our products are sourced, and the harvesting and transportation of them to our manufacturing partners, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, typhoons, pestilence and other shortages and disease, as well as political events and other conditions which can adversely impact quantity and quality, leading to reduced coconut yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. Our manufacturing partners may have general difficulties in obtaining raw materials, particularly coconut derived products, due to our high quality standards. Our current manufacturing partners operate in the Philippines, Sri Lanka, Malaysia, Thailand, Brazil, Indonesia and Vietnam and source coconuts from owned trees and networks of many independent small farmers. Thus, the supply of coconuts may be particularly affected by any adverse events in these countries or regions. Any disruption in the ability of our manufacturing partners to source coconuts from their local suppliers to produce our finished goods would result in lower sales volumes and increased costs, and may have a material adverse effect on our business, financial condition, results of operations and cash flows if the necessary supply cannot be replaced in a timely manner or at all.
In addition, we also compete with other food and beverage companies in the procurement of coconut materials and other raw materials, and this competition may increase in the future if consumer demand increases for these materials or products containing such materials, and if new or existing competitors increasingly offer products in these market sectors. If supplies of coconut materials and other raw materials that meet our quality standards are reduced or are in greater demand, this could cause our expenses to increase and we or our manufacturing partners may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all.

Our manufacturing partners and their ability to source coconut materials and other raw materials may also be affected by any changes among farmers in our sourcing countries as to what they choose to grow and harvest, changes in global economic conditions or climate, and our or their ability to forecast or to commit to our raw materials requirements. Many of these farmers also have alternative income opportunities and the relative financial performance of growing coconuts or other raw materials as compared to other potentially more profitable opportunities could affect their interest in working with us or our manufacturing partners. Any of these factors could impact our ability to supply our products to customers and consumers and may adversely affect our business, financial condition, results of operations and cash flows.
We are dependent on our third party manufacturing and
co-packing
partners, and if we fail to maintain our relationship with such third party partners, or such third parties are unable to fulfill their obligations, our business could be harmed.
We do not manufacture our products directly but instead outsource the manufacturing and production to our manufacturing and co-packing
partners whom we rely on to provide us with quality products in substantial quantities and on a timely basis. Our success is dependent upon our ability to maintain our relationships with existing manufacturers and co-packers,
and enter into new manufacturing arrangements in the future. We have agreements with our existing manufacturers, many of which are terminable under certain conditions, including in some cases without cause. If our manufacturers and co-packers
become unable to provide, deprioritize production of, or experience delays in providing, our products, or if the agreements we have in place are terminated, our ability to obtain a sufficient selection or volume of merchandise at acceptable prices and on a timely basis could suffer. Additionally, if we do not use capacity that we are contracted for or that is otherwise available to us, our suppliers may choose to supply competitors or to compete more aggressively in private label supply, either of which could have an adverse effect on our business. Our ability to maintain effective relationships with our manufacturing partners for the sourcing of raw materials from local suppliers, and the manufacture and production of our products by such manufacturing partners and as well as our co-packing
partners is important to the success of our operations within each market and globally.
If we need to replace an existing manufacturing partner due to bankruptcy or insolvency, lack of adequate supply, failure to comply with our product specifications, performance against our contracts and our demands, disagreements or any other reason, there can be no assurance that we will find alternative manufacturing partners with access to adequate supplies of raw materials when required on acceptable terms or at all, or that a new manufacturing partner would allocate sufficient capacity to us in order to meet our requirements or fill our orders in a timely manner. Finding a new manufacturing partner may take a significant amount of time and resources, and once we have identified such new manufacturing partner, we would have to ensure that they meet our standards for quality control and have the necessary capabilities, responsiveness, high-quality service and financial stability, among other things, as well as have satisfactory labor, sustainability and ethical practices that align with our values and mission. We may need to assist that manufacturing partner in purchasing and installing packaging and processing capability which may further delay and increase the financial costs of including them in our supply network and increase the financial risk of that relationship. Although we do not rely on our co-packing
partners for the sourcing of raw materials, we face similar risks related to the operations and quality of services provided by such partners. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our sales might decrease, and our business, financial condition, results of operations and cash flows may be materially adversely affected.
We have in the past sought, and from time to time in the future may seek to amend the terms of our agreements to secure additional capacity or address urgent supply needs, and we cannot guarantee that we will be able to maintain or achieve satisfactory economic terms with our existing partners. In addition, our manufacturing and co-packing
partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans, especially if we need significantly greater amounts of production capacity on short notice. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to develop new supplier and manufacturing relationships and onboard them in a timely manner to meet our expected demand.

Additionally, a natural disaster, fire, power interruption, work stoppage, labor matters (including illness or absenteeism in workforce) or other calamity at the facilities of our manufacturing and co-packing
partners and any combination thereof would significantly disrupt our ability to deliver our products and operate our business. In the future, we expect that these partners may experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, loss of certifications, employee-related incidents that result in harm or death, delays in raw material deliveries or as a result of the
COVID-19
pandemic or related response measures or other similar natural emergencies. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, which could materially adversely affect our business, financial condition, results of operations and cash flows. Within the last 15 months, two of our manufacturing partners have experienced government mandated COVID-related temporary closures of their facilities. The first facility shutdown occurred in April 2020 in Sri Lanka and lasted for one week before the operator received permission to again commence production. The second facility shutdown began in June 2021 in Thailand and lasted for one month before the operator received permission to recommence production in July 2021. We see continuing additional minor disruptions, but none that have impacted our business materially to date. There can be no assurance that there will not be additional closures or delays in the future as a result of the
COVID-19
pandemic.
We are dependent on our existing suppliers for materials used to package our products, the costs of which may be volatile and may rise significantly.
In addition to purchasing coconut materials and other ingredients, we negotiate the terms and specifications for the purchase of significant quantities of packaging materials and pallets by our manufacturers and co-packing
partners from third parties. The majority of our products are produced and packaged with materials sourced from a single supplier, Tetra Pak. While we believe that we may be able to establish alternative supply relationships for some of these materials, we may be unable to do so in the short term, or at all, at prices or quality levels that are acceptable to us. Further, any such alternative supplier arrangements may lead to increased costs or delays.
Volatility in the prices of our packaging materials and other supplies that we or our manufacturing partners purchase, could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes or lost relationships. If we are not successful in managing our packaging costs, or if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, financial condition, results of operations and cash flows.
Further, changes in business conditions, pandemics, governmental regulations and other factors beyond our control or that we do not presently anticipate could affect our manufacturing and co-packing
partners’ ability to receive components from our existing or future suppliers of such materials or the availability of such components generally. The unavailability of any components for our suppliers could result in production delays and idle manufacturing facilities which may increase our cost of operations and render us unable to fulfill customer orders in a timely manner.
If we encounter problems with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected.
We do not own warehouses or fulfillment centers, but rather outsource to independent warehousing and fulfillment service providers in the United States, United Kingdom, France and from time to time other countries, to receive, store, stage, repack, fulfill and load our products for shipment. We also source shipping containers and capacity from major shipping lines and brokers, and source third-party transportation providers for land-based transportation based on market conditions.
Our shipping partners transport our products from the country of origin or from our domestic co-packing
partners, which are then received by, and subsequently distributed from the third party warehousing and fulfillment service providers to our distributors and retail-direct customers. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on timely arrival of product from ports or co-packers,
availability of outbound and inbound shipping, and effective operations at the warehouses/distribution centers and the ports through which our product flows. Any increase in transportation costs (including increases in fuel costs), increased shipping costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributor or retail-direct customers. Late last year, we started to experience cost inflation to global shipping costs and some inflationary pressures on other cost elements, and the size of these cost increases has continued to increase throughout the year. We expect to see ongoing cost pressures, potentially sequentially worse than prior quarters, and will evaluate appropriate mitigation measures to protect our business including taking pricing actions and cost reduction measures. We cannot predict how long these cost pressures will last or how they will continue to impact our supply chain environment and business.

In addition, if we change the warehouse, fulfillment, shipping or transportation companies we use, we could face logistical difficulties that could adversely affect deliveries and we could incur costs and expend resources in connection with such change. We also may not be able to obtain terms as favorable as those received from the third-party warehouse, fulfilment, shipping and transportation providers we currently use, which could increase our costs. We also may not adequately anticipate changing demands on our distribution system, including the effect of any expansion we may need to implement in the capacity, the number or the location of our warehouses/fulfillment centers to meet increased complexity or demand. Any of these factors could cause interruptions and delays in delivery and result in increased costs.
In addition, events beyond our control, such as disruptions in operations due to natural or man-made
disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins,
server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the
COVID-19
pandemic and its potential impact on supply chain and our financial results) and other unforeseen or catastrophic events, could damage the facilities of our warehousing and fulfillment service providers or render them inoperable, or effect the flow of product to and from these centers, or impact our ability to manage our partners, making it difficult or impossible for us to process customer or consumer orders for an extended period of time. We could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for our third party providers to reopen, replace or bring the capacity back to normal levels for their warehouses/fulfilment centers and logistics capabilities after a disruption.
The inability to fulfill, or any delays in processing, customer or consumer orders from the warehousing/fulfillment centers of our providers or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties, refunds or credits, and may also adversely affect our reputation. The success of our retail or distribution partners depends on their timely receipt of products for sale and any repeated, intermittent or long-term disruption in, or failures of, the operations of the warehouses/fulfilment centers of our partners could result in lower sales and profitability, a loss of loyalty to our products and excess inventory. The insurance we maintain for business interruption may not cover all risk, or be sufficient to cover all of our potential losses, and may not continue to be available to us on acceptable terms, if at all, and any insurance proceeds may not be paid to us in a timely manner. Additionally, we will need to continue to update and expand our systems to manage these warehouse/fulfilment centers and related systems to support our business growth and increasing complexity, which may require significant amounts of capital and maintenance and creates others risks, including those related to cyber security and system availability, as discussed in “Risks Related to Our Information Technology and Intellectual Property.”
In addition, in recent years volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. Shortages of capacity in shipping have occurred due to economic, weather and pandemic effects, that have affected the smooth flow of our supply chain and increased transportation costs and decreased reliability. In particular, the increase in demand for shipping services during the
COVID-19
pandemic has significantly increased shipping costs such that spot rates are multiples of contracted rates, and limited container availability has delayed shipment of product, and there is less guarantee that contracts will be honored. Additionally, port congestion has increased transit times and delayed timely arrival and unloading of containers. If fuel prices or transportation costs increase, we will experience higher shipping rates and fuel surcharges, as well as surcharges on our raw materials and packaging. It is hard to predict if current rates and capacity will continue in the future and what long-term rates could be and when these economic effects will normalize. A significant part of our business relies on shipping prepackaged coconut water from sourcing countries to our countries of sale so we are very dependent on shipping container prices and service levels. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

We are dependent on distributor and retail customers for most of our sales, and our failure to maintain or further develop our sales channels could harm our business, financial condition, results of operations and cash flows.
We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our largest distributor customer, Keurig Dr Pepper Inc. (“KDP”), and the largest retail-direct customer, Costco, of our products accounted for approximately 22% and 33%, respectively, of our total net sales for the nine months ended September 30, 2021. No other retailer direct or distributor represented more than 10% of our total net sales as of September 30, 2021.
A decision by either of our largest retail customer or distributor, or any other major distributor or retail customer, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of product purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, any store closings or changes in retail strategy by our retail customers, particularly our largest retail customer, could shrink the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any negative change in our relationship with our largest distributor and retail customer occurs, any other disputes with key customers arose, if we were to lose placement and support of any of our key customers or if any of our key customers consolidate and/or gain greater market power, our business, financial condition, results of operations and cash flows would be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers, particularly our largest distributor and retail customer, experience any operational difficulties or generate less traffic.
Although we aim to enter into long-term agreements with distributors, and historically have renewed, amended or extended them as needed, we cannot guarantee that we will be able to maintain or extend these contractual relationships in the future or that we will be able to do so on attractive terms. If any agreement with a key distributor, including KDP, is terminated or if the performance of such distributor deteriorated, we cannot guarantee that we will be able to find suitable replacement partners on favorable terms, or at all. We enter into pricing support and promotional arrangements with our distributors to encourage execution and pricing activity on our brands, and in some cases offer invasion fees when product is shipped directly to a specific retailer in their geographic market. There is no guarantee that these arrangements will be effective, or that disputes will not arise as to the sharing of the costs of such activity, which could impact our relationship with the distributors or impose additional costs on us.
We generally do not have long-term contracts or minimum purchase volumes with our retail-direct customers beyond promotional price arrangements, except in cases related to private label supply, and the duration of these relationships and terms are subject to change and adjustment based on the performance of the products and our performance as a supplier of these products. For example, pursuant to the terms of the agreement with our largest retail-direct customer, following the initial term either party is permitted to terminate the agreement without cause with prior notice, and the agreement is non-exclusive
and does not impose any minimum purchase or supply requirements. We seek to maintain the relationships with these customers’ private label brands and be their supplier of choice, but we cannot guarantee that we will maintain our share of this business, nor that the economic terms we will negotiate with such customers in the future will be favorable to us. The loss of any part of a key customer’s private label business may negatively impact that customer’s support of our branded products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on our retailer partners’ continuing demand for our products whether supplied directly or supported through distributors. In addition, certain of our retail partners, particularly those located in the United States, may from time to time change their promotional approaches. Such changes could negatively impact our business. If our retail partners change their pricing and margin expectations, change their business strategies as a result of industry consolidation or otherwise, maintain and seek to grow their own private-label competitive offerings whether supplied by us or other suppliers, reduce the number of brands they carry or amount of shelf space they allocate to our products, or allocate greater shelf space to, or increase their advertising or promotional efforts for, our competitors’ products, our sales could decrease and our business, financial conditions, results of operations and cash flows may be materially adversely affected.

Certain of our distributors or retail-direct customers may from time to time experience financial difficulties, including bankruptcy or insolvency. If our customers suffer significant financial or operational difficulty, they may reduce their orders from us or stop purchasing from us and/or be unable to pay the amounts due to us timely or at all, which could have a material adverse effect on our ability to collect on receivables, our revenues and our results of operations. It is possible that customers may contest their contractual obligations to us, whether under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, results of operations and cash flows may be materially adversely affected. In addition, product sales are dependent in part on high-quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers and ongoing support by distributors. Retailers or distributors that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. Consolidations among our customers would concentrate our credit risk and, if any of these retailers or distributors were to experience a shortage of liquidity or consumer behavior shifts away from their retail model or their service area, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular region increases the risk that if any one of them substantially reduces their purchases of or support for our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenue whether sold directly to retailers or through distributors.
Our cash flows and results of operations may be negatively affected if we are not successful in forecasting and managing our inventory at appropriate levels for our demand.
Efficient inventory management is a key component of our success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs of holding the products unduly impact our financial results or create obsolete inventory.
Our independent distributors and retail-direct customers are generally not required to place minimum monthly orders for our products beyond meeting a minimum delivery quantity for shipping. While we expect distributors to maintain on average two to four weeks of inventory to support their businesses and to cover any supply or service issues, there is no guarantee that they will do so and the appropriate inventory level for our customers varies seasonally. Distributors and retail-direct customers typically order products from us on a monthly basis, or with approximately one or two weeks lead time, in quantities and at such times based on their expected demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by our distributors and direct retail customers or whether any of these customers will continue to purchase products from us with the same frequency and at volumes consistent with their past practice or to maintain historic inventory levels. Additionally, our larger distributors and retail-direct customers may make orders that are larger than we can fill in the requested timeframe, and such orders may roll into another period or be cancelled. For example, certain of our retailers may offer promotions including rebates and temporary price discounts on our products and we do not have control over the timing or frequency of these promotional activities. If we underestimate future demand for a particular product or do not respond quickly enough to replenish our best-performing products or do not forecast mix changes, or otherwise fail to adjust to fill customer orders, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders and inventory shortages at our customers. Shortages in distributor inventory levels may result in poor service to retailers and lost retail sales, in turn negatively impacting our sales to distributor customers and harming our relationship. Shortages in inventory levels at our retail-direct customers may result in our products being out of stock on their retail shelves resulting in customer dissatisfaction and reduced revenue and damaging our relationship with our retail-direct customers.
Our products have a limited shelf life, as it is normal for certain nutrition products and other ingredients to degrade over time, and our inventory may reach its expiration date and not be sold. We may decide to discontinue a product, and/or any new products we introduce may not gain market acceptance, which may result in returns by customers and excess inventory. In such cases, we may have to record write-downs, which may be significant. In addition, if we do not accurately predict customer trends or spending levels or if we inappropriately price products, we may have to take unanticipated markdowns and discounts to dispose of obsolete, aged or excess inventory or record write-downs relating to the value of obsolete, aged or excess inventory.

Maintaining adequate inventory requires significant attention to and monitoring of market trends, local market demands, performance of our raw material suppliers and manufacturers and performance of our logistics suppliers and distributors, and it is not certain that we will be effective in collection of data and monitoring to enable efficient inventory management. Although we seek to forecast and plan our product needs sufficiently in advance of anticipated requirements to facilitate reserving production time at our manufacturing and co-packing
partners, and arranging for the availability and supply of packaging and ingredient materials, our product takes many weeks to arrive at our warehouses from our manufacturing partners, which reduces our flexibility to react to short term or unexpected consumer demand changes and can require planning as much as six months in advance to coordinate all materials for production. In addition, our inventory could be damaged or destroyed, particularly in the event of any casualty or disruption to our warehouses/fulfilment centers or losses during ocean freight transit or outbound shipping. As we expand our operations, it may be more difficult to effectively manage our inventory as the complexity increases. In any cases where consumers might not have access to our products, our reputation and brands could be harmed, and consumers may be less likely to recommend our products in the future. In any cases where retailers or distributors might not have access to our products, our relationship with these customers could be harmed. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial conditions, results of operations and cash flows.
Our brands and reputation may be diminished due to real or perceived quality or food safety issues with our products, which could have an adverse effect on our business, reputation, financial condition and results of operations.
We believe our consumers, retailers and distributors rely on us to provide them with high-quality products. Therefore, any real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brands or products, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition, results of operations and cash flows. Although we believe we and our manufacturing and co-packing
partners on which we rely have rigorous quality control processes in place, there can be no assurance that our products will always comply with the standards set for our products or that our manufacturing and co-packing
partners will comply with our product specifications. For example, although we strive to keep our products free of pathogenic organisms, they may not be easily detected and cross-contamination can occur. There is no assurance that this health risk will always be preempted by such quality control processes, or that the root cause may occur after the product leaves our control. In addition, coconut water is naturally occurring and varies in taste by growing area and season. While we attempt to achieve a reasonably consistent taste across all our supply network with each product, there is no guarantee that we will be able to do so, which may result in customer dissatisfaction or complaints about lack of consistency across our product batches.
Additionally, damage, contamination or quality impairments may occur after our products leave our control. Damage to packaging materials may occur during product transport and storage resulting in product spoilage or contamination, which may be impossible to detect until opened and tasted by the consumer. Further, we have no control over our products once purchased by consumers. Accordingly, consumers may store our products improperly or for long periods of time or open and reseal them, which may adversely affect the quality and safety of our products. While we have procedures in place to handle consumer questions and complaints, that our responses may not be satisfactory to consumers, retailers or distributors, which could harm our reputation and could result in retailers or distributors holding our product from sale. If consumers, retailers or distributors do not perceive our products to be safe or of high quality as a result of such actions or events outside our control or if they believe that we did not respond to a complaint in a satisfactory manner, then the value of our brands would be diminished, and our reputation, business, financial condition, results of operations and cash flows would be adversely affected.
Any loss of confidence on the part of consumers, retailers or distributors in the ingredients used in our products or in the safety and quality of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of high-quality products and may significantly reduce our brand value and damage relationships with retail and distributor customers. Issues regarding the safety of any of our products, regardless of the cause, may adversely affect our business, financial condition, results of operations and cash flows.

If we cannot maintain our company culture or focus on our mission as we grow, our success and our business and competitive position may be harmed.
We believe our culture and our mission have been key contributors to our success to date. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow, and particularly as we develop the infrastructure of a public company, we may find it difficult to maintain these important values.
Our culture and values are reinforced by the leadership and behaviors of our co-founder,
Michael Kirban, and executive team, and any failure of these individuals to meet these expectations could cause reputational risk and damage to the company culture and values in the eyes of employees, customers and suppliers. If we fail to maintain our company culture or focus on our purpose, our business and competitive position when attracting employees may be harmed, and we may face reputational risk both at the company level and at the brand level, which might impact our distributors’, retailers’ and suppliers’ willingness to work with us and support our business.
Failure to retain our senior management and key personnel may adversely affect our operations or our ability to grow successfully.
Our success is substantially dependent on the continued service of certain members of our senior management and other key employees. These employees have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brands, culture and the reputation we enjoy with suppliers, manufacturers, distributors, customers and consumers. In particular, we are dependent on our co-founder,
Michael Kirban, for leadership, culture, strategy, key customer and supplier relationships and other skills and capabilities. The loss of the services of the co-founder,
any of these executives and key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person
life insurance for our
co-founder
or senior executives.
Competition in the food and beverage retail industry is strong and presents an ongoing threat to the success of our business.
We operate in a highly competitive market, which includes large multinational companies as well as many smaller entrepreneurial companies seeking to innovate and disrupt the categories in which we compete. As a category, coconut water competes for space with a wide range of beverage offerings. In particular, coconut water competes with functional refreshment, energy drinks, ready to drink teas and coffees and other non-100%
coconut water based beverages, and many of these products are marketed by companies with substantially greater financial resources than ours. We also compete with a number of natural, organic, and functional food and beverage producers. We and these competing brands and products compete for limited retail, and foodservice customers and consumers. In our market, competition is based on, among other things, brand equity and consumer relationships, consumer needs, product experience (including taste, functionality and texture), nutritional profile and dietary attributes, sustainability of our supply chain (including raw materials), quality and type of ingredients, distribution and product availability, retail and foodservice and
e-commerce
customer relationships, marketing investment and effectiveness, pricing pressure and competitiveness and product packaging.
We continuously compete for retail customers (including grocery stores, supermarkets, club, convenience and health stores, gyms and others), foodservice customers (including coffee shops, cafes, restaurants and fast food) and
e-commerce
(both
direct-to-consumer
and through third-party platforms) customers. Consumers tend to focus on price as one of the key drivers behind their purchase of food and beverages, and consumers will only pay a premium price for a product that they believe is of premium quality and value. In order for us to not only maintain our market position as a premium quality brand, but also to continue to grow and acquire more consumers we must continue to provide delicious and high-quality products at acceptable price premiums.

Conventional food or beverage companies, which are generally multinational corporations with substantially greater resources and operations than us, may acquire our competitors or launch their own coconut water products or other products that compete with our own. Such competitors may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. These large competitors may decide not to compete in coconut water but rather to use their retail relationships and category insights to reduce retailer excitement for the category, impacting our visibility and shelf space. We invest in category insights to offset these potential viewpoints and excite retailers and distributors for the future of our categories, but there is no guarantee that our efforts will be successful.
Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products, and source these products from a range of suppliers under competitive bidding relationships. While we seek to enter into strategic partnerships with retailers to capitalize on private label supply opportunities, we cannot guarantee that we will be awarded this private label business in future years or that the business will be profitable. If the quality of competing private label or branded products were to be compromised, that could affect the consumer perceptions of coconut water more generally which could impact our business. Additionally, some of our distributor partners carry competing products or in some cases also are brand owners of beverage products that might compete with us, and while we believe our products are worthy of their support, there is no guarantee that their support will continue for all of our brands or at the same levels as today.
Competitive pressures or other factors could cause us to lose market share and lead to reduced space allocated to our products, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which could adversely affect our margins and could adversely affect our business, financial condition, results of operations and cash flows. Many of our current and potential competitors in beverages have longer operating histories, greater brand recognition, better access to distribution capabilities, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and maintain deeper customer relationships with key retailers due to their extensive brand portfolios than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching
marketing campaigns and adopt more aggressive pricing policies (including predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from those customer bases more effectively than we can.
We expect competition in the natural, organic, and functional food and beverage industry to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control. If we fail to compete successfully in this market, our business, financial condition, results of operations and cash flows would be materially and adversely affected.
Sales of our coconut water products constitute a significant portion of our revenue, and a reduction in demand for and sales of our coconut water products or a decrease in consumer demand for coconut water generally would have an adverse effect on our financial condition.
Our coconut water accounted for approximately 89% of our revenue in the nine months ended September 30, 2021. We believe that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to develop and maintain our brands and company image, our business could suffer.
We have developed strong and trusted brands, including our leading Vita Coco brand, that we believe have contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Vita Coco and other brands. Maintaining, promoting and positioning our brands and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the coconut water category, and our ability to provide a consistent, high-quality consumer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, as part of the licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.
The growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands or our products on social or digital media could seriously damage our brands and reputation. For example, consumer perception could be influenced by negative media attention regarding any consumer complaints about our products, our management team, ownership structure, sourcing practices and supply chain partners, employment practices, ability to execute against our mission and values, and our products or brands, such as any advertising campaigns or media allegations that challenge the nutritional content or sustainability of our products and our supply chain, or that challenge our marketing efforts regarding the quality of our products, and any negative publicity regarding the plant-based food industry or coconuts as a whole could have an adverse effect on our business, brands and reputation. Similar factors or events could impact the success of any brands or products we introduce in the future.
Our company image and brands are very important to our vision and growth strategies, particularly our focus on being a “good company” and operating consistent with our mission and values. We will need to continue to invest in actions that support our mission and values and adjust our offerings to appeal to a broader audience in the future in order to sustain our business and to achieve growth, and there can be no assurance that we will be able to do so. If we do not maintain the favorable perception of our company and our brands, our sales and results of operations could be negatively impacted. Our brands and company image is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brands and significantly damage our business, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products from existing and new consumers. Our marketing strategies and channels will evolve and our programs may or may not be successful.
To remain competitive, acquire and keep consumers and customers, and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending and our sales team capabilities, to maintain and increase consumer awareness, protect and grow our existing market share or promote new products. Substantial sales force investments and advertising and promotional expenditures may be required to maintain or improve our brands’ market position or to introduce new products to the market. Participants in our industry are increasingly engaging in consumer outreach through social media and web-based
channels, and direct to consumer delivery and subscription models, which may prove successful in competing with incumbent brands and require us to increase investment and add capability to respond. There is no guarantee that our efforts will be successful, and any increase in our sales, marketing and advertising efforts, including through social media or otherwise, may not maintain our current reputation, or lead to increased brand awareness and sales, and may have unanticipated negative impacts on our brand. In addition, we consistently evaluate our product lines to determine whether to discontinue certain products. Discontinuing product lines may increase our profitability long-term, but could reduce our sales short term and hurt our company image and brand, and a reduction in sales of certain products could cause a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition, results of operations and cash flows.

Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow and may cause us to lose market share and sales.
A key element of our growth strategy depends on our ability to develop and market new products, product extensions and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes to meet these consumer needs while complying with applicable governmental regulations, the ability to obtain patents and other intellectual property rights and protections for commercializing such innovations and developments, the ability of our supply chain and production systems to provide adequate solutions and capacity for new products, and the success of our management and sales and marketing teams in designing, branding and packaging and introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. There is no guarantee that each innovation we launch will reach our goals and be successful, and many will require iteration and development to have a chance of success.
Additionally, the development and introduction of new products requires research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. Our competitors also may create or obtain similar formulations first that may hinder our ability to develop new products or enter new categories, which could have a material adverse effect on our growth. If we experience difficulty in partnering with co-packers
or manufacturers to produce our new products, it may affect our ability to develop and launch new products and enter new product categories, and scale up supply if successful. Further, if we fail to ensure the efficiency and quality of new production processes and products before they launch, we may experience uneven product quality and supply, which could negatively impact consumer acceptance of new products and negatively impact our sales and brand reputation. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition, results of operations and cash flow may be adversely affected.
Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
Our business is primarily focused on the development, manufacturing, marketing and distribution of coconut water branded and private label products and other
“better-for-you”
beverages. Consumer demand for our products and interest in our offerings could change based on a number of possible factors, including changes in dietary habits, refreshment and nutritional habits, concerns regarding the health effects of ingredients, the usage of single use packaging, the impact of our supply chain on our sourcing communities, shifts in preference for various product attributes or consumer confidence and perceived value for our products relative to alternatives. Consumer trends that we believe favor sales of our products could change based on a number of possible factors. While we continually strive to improve our products through thoughtful, innovative research and development approaches to meet consumer needs, there can be no assurance that our efforts will be successful. If consumer demand for our products decreased, our business, financial condition, results of operations and cash flows may be adversely affected.
In addition, sales of consumer products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to, and we may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. A significant shift in consumer demand away from our products could reduce our sales or our market share and the prestige of our brands, which would harm our business, financial condition, results of operations and cash flows.

Pandemics, epidemics or disease outbreaks, such as the
COVID-19
pandemic, may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.
The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the
COVID-19
pandemic, could negatively affect our business, liquidity, financial condition and results of operations. The global spread and unprecedented impact of the ongoing
COVID-19
pandemic continues to create significant volatility, uncertainty and economic disruption. The pandemic has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place
orders, social distancing measures, business closures or restrictions on operations, quarantines, travel bans and restrictions and multi-step policies with the goal of re-opening
these markets. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of
COVID-19
infections have decreased or stabilized, a resurgence of the pandemic in some markets could slow, halt or reverse the reopening process altogether. If
COVID-19
infection rates resurge and the pandemic intensifies and expands geographically, its negative impacts on our business, our supply chain, our operating expenses, and gross margin, and our sales could be more prolonged and may become more severe. Even if not required by governments and other authorities, companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These continuing restrictions and future prevention, mitigation measures and reopening policies imposed by governments and companies are likely to continue to have an adverse impact on global economic conditions and impact consumer confidence and spending which might have a material adverse impact on some of our customers and could impact the demand for our products and ultimately our financial condition. Furthermore, sustained market-wide turmoil and business disruption due to the
COVID-19
pandemic have negatively impacted, and are expected to continue to negatively impact, our supply chain and our business operations, and may impact our business, financial condition, results of operations and cash flows in ways that are difficult to predict. We have seen significantly increased costs for ocean transportation and domestic logistics. Given our supply chain is dependent on ocean freight for shipping coconut water from the source countries to the end use markets, we are particularly exposed to ocean freight cost changes, and availability of containers.
Additionally, such restrictions have been and may continue to be re-implemented
as transmission rates of the
COVID-19
virus have increased in numerous jurisdictions. The environment remains highly uncertain, and it is unclear how long it will take for consumer behavior to return to pre-pandemic
levels in each of our markets, if at all. It is also unclear how the
COVID-19
pandemic may affect our industry in the long term, to the extent any consumer behavioral changes represent a fundamental change to the lifestyle of our consumers and their shopping patterns, and whether the increase in consumer demand we have experienced will continue. We believe we may have benefited from changes in shopping behavior due to our presence in club, mass merchandise, grocery retailer businesses and
e-commerce
marketplaces, but experienced negative impacts due to reductions in traffic for drug, convenience and gas and small independent retailers. It is difficult to predict consumer behavior and retail traffic levels going forward and how that might impact our business.
We could suffer product inventory losses or markdowns and lost revenue in the event of the loss or shutdown of a major manufacturing partner, a local raw materials supplier of a manufacturing partner, or a co-packing
partner, due to
COVID-19
conditions in their respective locales. Any interruptions to logistics could impact their ability to operate and ship us product. The potential impact of
COVID-19
on any of our production or logistics providers could include, but is not limited to, problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce or closure due to positive
COVID-19
testing), ability to import and secure ingredients and packaging, product quality issues, costs, production, insurance and reputation. Any of the foregoing could negatively affect the price and availability of our products and impact our supply chain. If the disruptions caused by
COVID-19
continue for an extended period of time or there are one or more resurgences of
COVID-19
or the emergence of another pandemic, our ability to meet the demand for our products may be materially impacted.
Additionally, part of our long-term growth strategy may include exploring expanding into additional geographies. The timing and success of our international expansion with respect to customers, manufacturers and/or production facilities has been and may continue to be negatively impacted by
COVID-19,
which could impede our entry and growth in these geographies.

We temporarily transitioned a significant subset of our office-based employee population in London, New York and Singapore to a remote work environment in an effort to mitigate the risks of
COVID-19
to our employees and their families and currently many of our office-based employees are working in a hybrid environment (both in-office
and remote), which may exacerbate certain risks to our business, including cybersecurity and phishing attacks due to an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers). In the event that an employee who has been in contact with other employees either in our offices or in sales or social activities, tests positive for
COVID-19,
we may have to temporarily close such office and limit the activities of close contacts, which could cause business disruptions and negatively impact our business, financial condition, results of operations and cash flows. While we anticipate the attendance in our offices increasing as the year progresses, and we believe in-person
meetings and social experiences are an important part of our culture and creativity, it is still unclear what form this return to the office will take, how quickly it will occur and how effective we will be recreating our ways of working to benefit from the new remote-tools, while preserving positive aspects of our office culture. We may also experience unanticipated employee turnover if employees resist any plans that we implement for office reopening or resist any requirements that may be implemented or required for vaccinations or testing protocols.
Additionally, the
COVID-19
pandemic may create significant disruptions in the credit and financial markets, which could adversely affect our ability to access capital on favorable terms or at all. The extent of
COVID-19’s
effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the duration and extent of inflationary cost increases driven by shipping and logistics costs among other factors, and any long-term changes to consumer behavior, all of which are uncertain and difficult to predict considering the rapidly evolving situation across the globe. Furthermore, the uncertainty created by
COVID-19
significantly increases the difficulty in forecasting operating results and of strategic planning. As a result, it is not currently possible to ascertain the overall impact of
COVID-19
on our business. However, the pandemic has had, and may continue to have, a material impact on our business, financial condition, results of operations and cash flows.
The impact of
COVID-19
may also heighten other risks discussed in this “Risk Factors” section.
If we fail to manage our future growth effectively, our business could be materially adversely affected.
We have grown as a company since inception and we anticipate further growth, although there are no guarantees of growth in any year. Any growth places significant demands on our management, financial, operational, technological and other resources and on our manufacturing and co-packing
partners. The anticipated growth and expansion of our business and our product offerings will place significant demands on our management and operations teams and may require significant additional resources and expertise, which may not be available in a cost-effective or timely manner, or at all. Further, we may be subject to reputational risks should our rapid growth jeopardize our relationships with our retail customers, distributors, consumers or suppliers.
Our revenue growth rates may slow over time due to a number of reasons, including increasing competition, market saturation, slowing demand for our offerings, increasing regulatory costs and challenges, and failure to capitalize on growth opportunities. If we fail to meet increased consumer demand as a result of our growth, our competitors may be able to meet such demand with their own products, which would diminish our growth opportunities and strengthen our competitors. If we plan for demand that does not happen, we may have to credit customers for unsaleable product and destroy surplus inventory and associated ingredients and packaging materials, all of which will damage relationships with manufacturing and co-packers
partners. Further, if we expand capacity at our manufacturing partners in anticipation of growth which ultimately does not occur, it may create excess capacity and supply in the industry, leading to downward pricing pressure, increased competition for private label business, and negative impacts on our business, financial conditions, results of operations and cash flows. If we do not effectively predict and manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, financial condition, results of operations and cash flows.
We rely on independent certification for a number of our products.
We rely on various independent third-party certifications, such as certifications of our products as “organic”, to differentiate our products and company from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if our manufacturing partners fail to source certified organic raw materials from local raw material suppliers. In addition, all raw materials must be certified organic. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

We may not be successful in our efforts to make acquisitions and successfully integrate newly acquired products or businesses.
We have in the past pursued and may in the future consider opportunities to acquire other products or businesses that may strategically complement our portfolio of brands and expand the breadth of our markets or customer base. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future at acceptable terms or at all. In addition, exploring acquisition opportunities may divert management attention from the core business and organic innovation and growth, which could negatively impact our business, financial condition, results of operations and cash flows. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms consistent with any debt agreements existing at that time and our ability to negotiate acceptable price and terms. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges and will also create dilution to shareholders among other potential impacts.
The success of future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, litigation, tax costs or inefficiencies, or inconsistencies in standards, any of which could adversely affect our ability to maintain the appeal of our brands and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits or synergies of such acquisitions and could harm our financial performance. Further, the future acquisition of a product or business may cause us to deviate from our historically asset light business model if we were to acquire production capabilities and facilities in connection therewith, and as a result could increase our costs of operation.
We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate or realize the anticipated benefits of any acquired products or businesses. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.
We may face difficulties as we expand our operations into countries in which we have no prior operating history.
We may explore expanding our global footprint in order to enter into new markets through partnerships with importers and distributors, or direct sales to retailers among other potential strategies. This will involve expanding into countries for which we do not have current knowledge and expertise and may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. Further, our planned go-to-market
strategies may not be the optimal approach in certain markets and our choice of partners may not be optimal, which may require us to consider, develop and implement alternative entry and marketing strategies or to pull out of those markets. This could be more costly to implement or use more resources than we anticipated, which could have an adverse effect on our results of operations. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Additionally, as we expand into new countries, we may rely on local partners and distributors who may not fully understand our business or our vision. As we expand our business into new countries, we may encounter regulatory, legal, personnel, technological, consumer preference variations, competitive and other difficulties, including exposure to new foreign exchange risks, that increase our expenses and/or delay our ability to become profitable in such countries, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Disruptions in the worldwide economy may adversely affect our business, financial condition, results of operations and cash flows.
Adverse and uncertain economic conditions, including the impact of the ongoing
COVID-19
pandemic, may affect distributor, retailer, foodservice and consumer demand for our products or impact our costs due to changes in the foreign exchange rate. In addition, our ability to manage normal commercial relationships with our manufacturing and co-packing
partners and third party logistics providers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, direct retailers and foodservice customers, our ability to attract new customers and consumers, the financial condition of our customers and consumers and our ability to provide products that appeal to consumers at the right price. Cost pressures or inflation could challenge our ability to do so. Prolonged unfavorable economic conditions may have an adverse effect on our business, financial condition, results of operations and cash flows.
Climate change, or legal or market measures to address climate change, may negatively affect our business and operations.
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for coconut water, oil and cream and other raw materials that are necessary for our current or any future products. Such climate changes may also require us to find manufacturing partners in new geographic areas if the location for best production of coconuts changes, which will require changes to our supply network and investing time and resources with new manufacturing partners, thereby potentially increasing our costs of production. In addition, there is no guarantee that we will be able to maintain the quality and taste of our products as we transition to sourcing coconuts in new geographic areas.
Additionally, the increasing concern over climate change may also result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases. If such laws are enacted, we may experience significant increases in our costs of operations and delivery which in turn may negatively affect our business, financial condition, results of operations and cash flows.
Fluctuations in business conditions may unexpectedly impact our reported results of operations and financial condition.
We experience fluctuations in our financial performance, as a result of a variety of factors, including the timing of our or our competitors’ promotional activities, the timing of product introductions and merchandise mix, as well as seasonal fluctuations in demand for beverage products that typically result in higher revenues for such products during summer months. We periodically offer sales and promotional incentives through various programs to customers and consumers, including rebates, temporary on-shelf
price reductions, retailer advertisements, product coupons and other trade activities. Our net sales and profitability are impacted by the timing and size of such sales and promotion incentives. The promotional activity and cadence in club stores in particular may cause material spikes or declines in expected demand. New product introductions and shelf resets at our customers may also cause our results of operations to fluctuate. Due to these fluctuations, historical period-to-period
comparisons of our results of operations are not necessarily indicative of future period-to-period
results, impacting comparability of our quarterly results year-over-year.

We may require additional financing to achieve our goals, which may not be available when needed or may be costly and dilutive.
We may require additional financing to support the growth of our business, for working capital needs or to cover unforeseen costs and expenses. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business, the number, complexity and characteristics of additional products or future manufacturing processes we require to serve new or existing markets, any proposed acquisitions and cost increases related to the integration of acquired products or businesses, any material or significant product recalls, any failure or disruption with our manufacturing and co-packing
partners as well as our third party logistics providers, the expansion into new markets, any changes in our regulatory or legislative landscape, particularly with respect to product safety, advertising, product labeling and data privacy, the costs associated with being a public company and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy and it is possible that our business could become more capital intensive. Although we believe various debt and equity financing alternatives will be available to us to support our capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements.
Our business is significantly dependent on our ability and the ability of our third party partners to meet our respective labor needs, and we or they may be subject to work stoppages at facilities, which could negatively impact the profitability of our business.
The success of our business depends significantly on our ability and the ability of our third party partners, including manufacturers and co-packers,
to attract, hire and retain quality employees, including employees at manufacturing and distribution facilities, many of whom are skilled. We and/or our third party partners may be unable to meet our respective labor needs and control costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we and/or our third party partners operate, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made
or natural disasters, such as tornadoes, hurricanes, and the
COVID-19
pandemic. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. Should we or our third party partners fail to increase wages competitively in response to increasing wage rates, the quality of the workforce could decline. Any increase in the cost of labor among our employee population or that of our third party partners could have an adverse effect on our operating costs, financial condition and results of operations. If we are unable to hire and retain skilled employees, our business could be materially adversely affected.
If our employees or the employees of our manufacturing and
co-packing
partners, warehousing and fulfillment service providers or shipping partners were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.
Additionally, our success depends on our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired.
If our independent suppliers and manufacturing partners, or the local farmers or other suppliers from which our manufacturing partners source the raw materials, do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations may be harmed.
Our reputation and our consumers’ willingness to purchase our products depend in part on the compliance of our suppliers, manufacturers, distributors, and retailer partners, as well as the local farmers or other suppliers from which our manufacturing partners source raw materials, with ethical employment practices, such as with respect to child and animal labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our independent suppliers, manufacturers, distributors and retailer partners, nor over the suppliers of our raw materials, and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, distributors, retailer partners or raw material suppliers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms or ethical standards, our reputation and brand image could be harmed, our customers may choose to terminate their relationships with us, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

The international nature of our business subjects us to additional risks.
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:

•	restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•
unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions, including navigating the changing relationships between countries such as the United States and China and between the United Kingdom and the European Union;

•	unfavorable foreign exchange controls and variation in currency exchange rates;

•	increased exposure to general international market and economic conditions;

•	political, economic, environmental, health-related or social uncertainty and volatility;

•
the potential for substantial penalties, litigation and reputational risk related to violations of a wide variety of laws, treaties and regulations, including food and beverage regulations, anti-corruption regulations (including, but not limited to, the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act) and data privacy laws and regulations (including the EU’s General Data Protection Regulation);

•	the imposition of differing labor and employment laws and standards;

•
significant differences in regulations across international markets, including new regulations that could impact requirements applicable to our products and the regulatory impacts on a globally integrated supply chain;

•
the bankruptcy or default in payment by our international customers and/or import partners and the potential inability to recoup damages from such defaults, as well as subsequent termination of existing importation agreements;

•	the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	the complexities of monitoring and managing compliance with a broad array of international laws related to data privacy and data protection, as well as cross-border transfers of personal data;

•	the difficulty and costs of maintaining effective data security;

•	global cost and pricing pressures;

•	complex supply chain and shipping logistical challenges; and

•	unfavorable and/or changing foreign tax treaties and policies.

Federal, state and foreign anti-corruption, sanctions and trade laws create the potential for significant liabilities and penalties and reputational harm.
For the nine months ended September 30, 2021, we derived 14% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws administered by the Office of Foreign Assets Control (“OFAC”), U.S. Customs and Border Protection (“CBP”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials—including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office—to obtain or retain business. It also requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.
Similar laws in
non-U.S.
jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, sanctions, customs or export control laws, may also impose stricter or more onerous requirements than the FCPA, OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies we acquire. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions, customs or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our common stock.
We may face exposure to foreign currency exchange rate fluctuations.
While most of our transactions are in U.S. dollars and we anticipate reporting our financial performance in U.S. dollars, we currently have revenues denominated in other foreign currencies, and also procure some of our coconut water in local currencies. In the future, we may have a higher volume of transactions denominated in these or additional foreign currencies. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results, and as our international operations expand, our exposure to the effects of fluctuations in currency exchange rates will grow. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could be lowered.
From time to time, we engage in exchange rate hedging activities, including the use of derivative instruments such as foreign currency forward and option contracts, in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging technique we implement will be effective, as any such technique may not offset, or may only offset a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. If our hedging activities are not effective, changes in currency exchange rate may have a more significant impact on our results of operations. See Part I, Item 3. “Qualitative and Quantitative Disclosures About Market Risk—Foreign Currency Exchange Risk” in this Quarterly Report on Form
10-Q.
We are subject to risks related to sustainability and corporate social responsibility.
Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are a Delaware Public Benefit Corporation which has placed additional requirements on our strategies and decision-making to meet our mission. See “—Risks Related to our Existence as a Public Benefit Corporation.” Our efforts to ensure we meet these standards rely on contracts, internal and third-party audits and on continued monitoring of potential risks and solutions. If we fail to meet applicable standards or expectations with respect to these issues across all of our products and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition, results of operations and cash flows could be adversely impacted.

Further, we have developed a strong corporate reputation over the years for our focus on responsible sourcing and support of our supplier communities. We seek to conduct our business in an ethical and socially responsible way, which we regard as essential to maximizing stakeholder value, while enhancing community quality, environmental stewardship and furthering the plant-based movement around the world. We are developing environmental and sustainability initiatives that support our societal programs and are consistent with our purpose, but these initiatives require financial expenditures and employee resources and are not yet fully vetted. If we are unable to meet our sustainability, environmental and social and governance goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our employees, customers and consumers. There is no guarantee that our pace of progress on our environmental, social and governance initiatives will meet all parties’ expectations, which in turn could result in harm to our reputation and negatively impact our business, financial condition, results of operations and cash flow.
Our insurance may not provide adequate levels of coverage against claims or otherwise protect us from all risks to which we are exposed, or we may be unable to find insurance with sufficient coverage at a reasonable cost.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, or that we may not have identified as risks. Moreover, if we do not make policy payments on a timely basis, we could lose our insurance coverage, or if a loss is incurred that exceeds policy limits, our insurance provider could refuse to cover our claims, which could result in increased costs. If we are unable to make successful claims on our insurance for any potential losses, then we may be liable for any resulting costs, which could cause us to incur significant liabilities. Although we believe that we have adequate coverage, if we lose our insurance coverage and are unable to find similar coverage elsewhere or if rates continue to increase, or if claims are made that are not covered by insurance or exceed coverage levels, it may have an adverse impact on our business, financial condition, results of operations and cash flows.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our goodwill and amortizable intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or other assets. In the event that we determine our goodwill or other assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Legal and Regulatory Environment
Food safety and food-borne illness incidents or other safety concerns may materially adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Selling food and beverages for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or involving our suppliers or manufacturers, could result in the discontinuance of sales of these products or cessation of our relationships with such suppliers and manufacturers, or otherwise result in increased operating costs, lost sales, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients and raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our manufacturing and co-packing
partners, our distributors or our retail customers, depending on the circumstances, to conduct a recall in accordance with United States Food and Drug Administration, or the FDA, regulations and comparable foreign laws and regulations, as well as other regulations and laws in the other jurisdictions in which we operate. Product recalls could result in significant losses due to their associated costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors, retail customers and shelf space or
e-commerce
prominence, and a potential negative impact on our ability to attract new customers and consumers, and maintain our current customer and consumer base due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. While we maintain batch and lot tracking capability to identify potential causes for any discovered problems, there is no guarantee that in the case of a potential recall, we will effectively be able to isolate all product that might be associated with any alleged problem, or that we will be able to quickly and conclusively determine the root cause or narrow the scope of the recall. Our potential inability to affect a recall quickly and effectively, or manage the consumer and retailer communication in a way that mitigates concerns, might create adverse effects on our business and reputation, including large recall and disposal costs and significant loss of revenue.
In addition, food and beverage companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. The FDA enforces laws and regulations, such as the Food Safety Modernization Act, that require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, results of operations and cash flows. Most countries in which we operate have comparable regulations that we endeavor to comply with, but any failure to meet regulators’ or customers’ expectations could impact our business in these markets and have a material adverse effect on our reputation as well as our business, financial condition, results of operations and cash flows.
Our products and operations are subject to government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements, or to respond to changes in regulations applicable to our business could adversely affect our business, financial condition, results of operations and cash flows.
The manufacture, marketing and distribution of food products is highly regulated. We, along with our manufacturing and co-packing
partners and our suppliers, are subject to a variety of laws and regulations internationally, which apply to many aspects of our and their businesses, including the sourcing of raw materials, manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of employees and the protection of the environment.
Our products and operations and those of our manufacturing and co-packing
partners are subject to oversight by multiple U.S. and international regulatory agencies including the United States Department of Agriculture, or the USDA, the FDA, the Federal Trade Commission, or the FTC, the Environmental Protection Agency, or the EPA, the European Commission and the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health Officers and Trading Standards Officers and the Singapore Food Agency, among others. These agencies regulate, among other things, with respect to our products and operations:

•	design, development and manufacturing;

•	testing, labeling, content and language of instructions for use and storage;

•	product safety;

•	marketing, sales and distribution;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and corrective actions; and

•	product import and export.
In the United States, for example, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, testing, labeling, marketing, promotion, advertising, storage, distribution and safety of food. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMP, and supplier verification requirements. Certain of our facilities, as well as those of our manufacturing and co-packing
partners, are subject to periodic inspection by federal, state and local authorities. We do not control the manufacturing processes of, but rely upon, our third-party manufacturing partners for compliance with cGMPs for the manufacturing of our products that is conducted by our partners. If we or our manufacturing partners cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our manufacturing or co-packing
partners’ inability to continue manufacturing for us or could result in a recall of our product that has already been distributed. In addition, we rely upon these parties to maintain adequate quality control, quality assurance and qualified personnel.
Failure by us, our suppliers or our manufacturing and
co-packing
partners to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our suppliers or manufacturing and co-packing
partners’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, untitled letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs or loss of revenue, resulting in a material effect on our business, financial condition, results of operations and cash flows.
The regulations to which we are subject are complex and have tended to become more stringent over time. New labeling and food safety laws could restrict our ability to carry on or expand our operations, result in higher than anticipated costs or lower than anticipated sales, and otherwise make it more difficult for us to realize our goals of achieving a more integrated global supply chain due to the differences in regulations around the world.
Advertising inaccuracies and product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
Certain of our products are advertised with claims as to their origin, ingredients or health, wellness, environmental or other potential benefits, including, by way of example, the use of the terms “natural”, “organic”, “clean”,
“non-toxic”,
“sustainable”, “no added sugars,” or similar synonyms or implied statements relating to such benefits. Although the FDA and the USDA each have issued statements and adopted policies regarding the appropriate use of the word “natural,” there is no single, universal definition of the term “natural” for various categories we sell, which is true for many other adjectives common in the healthy or sustainable products industry. The resulting uncertainty has led to consumer confusion, distrust, and legal challenges.
In addition, the FDA has consistently enforced its regulations with respect to nutrient content claims, unauthorized health claims (claims that characterize the relationship between a food or food ingredient and a disease or health condition) and other claims that impermissibly suggest therapeutic benefits of certain foods or food components, or that misrepresent or improperly characterize the nutrient content in conventional food products.

Moreover, the FTC has articulated a robust substantiation standard for health claims on foods and dietary supplements and has pursued investigations and litigation against companies where the FTC has concern that the claims being made are not properly substantiated. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices and breach of state consumer protection statutes. The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace and impose fines and penalties. Further, consumer class action false advertising litigation relating to terms such as “natural,”
“non-toxic,”
“non-GMO”
and other claims remain a persistent threat in our industry. Even when unmerited, class action claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition, results of operations or cash flows.
The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. By definition, organic products are not genetically modified or do not include genetically modified (bioengineered) ingredients. We use suppliers and manufacturing partners who can certify that they meet the standards needed for each applicable product or ingredient specification. Our failure, or failure on the part of our suppliers or manufacturing partners to comply with these ingredient and product specifications, to maintain appropriate certifications, or to label organic products in compliance with federal or state laws, may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims, particularly pursuant to California’s organic laws, challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.
The regulatory environment in which we operate could also change significantly and adversely in the future. New or changing regulations could impact the way consumers view our products, such as potential new labeling regulations or enforcement of a standard of identity for terms used to market our products that would require us to list certain ingredients by specific names that could confuse our consumers into thinking we may use different types of ingredients than they originally thought or that the quality of our ingredients is different to what they anticipated.
Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our brands and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
Failure to comply with federal, state and international laws and regulations relating to data privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to data privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, results of operations and cash flows.
We collect, maintain, and otherwise process significant amounts of personally identifiable information and other data relating to our customers and employees. Additionally, we rely on a variety of marketing techniques, including email and social media marketing, and we are subject to various laws and regulations that govern such marketing and advertising practices. We are subject to numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personally identifiable information.
In the United States, federal and state laws impose limits on, or requirements regarding the collection, distribution, use, security and storage of personally identifiable information of individuals and there has also been increased regulation of data privacy and security particularly at the state level. For example, in 2018, California enacted the California Consumer Privacy Act, or the CCPA, which came into effect in January 2020, and gives California residents expanded rights to their personal information, provides for civil penalties for violations and provides a private right of action for data breaches that is expected to increase data breach litigation, and in November 2020, California voters passed the California Privacy Rights Act which takes effect in 2023 and significantly expands the CCPA. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning data privacy, data protection, and information security in the United States and other jurisdictions at all levels of legislature, governance, and applicability. We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations.

Foreign data privacy laws are also rapidly changing and have become more stringent in recent years. In European Economic Area and the United Kingdom, the European Union’s General Data Protection Regulation, the United Kingdom’s General Data Protection Regulation, and the UK Data Protection Act 2018, collectively referred to as the GDPR, impose strict obligations on the ability to collect, analyze, transfer and otherwise process personal data. This includes requirements with respect to accountability, transparency, obtaining individual consent, international data transfers, security and confidentiality and personal data breach notifications, which may restrict our processing activities. Separate, restrictive obligations relating to electronic marketing and the use of cookies which may limit our ability to advertise. The interpretation and application of many existing or recently enacted data privacy and data protection laws and regulations in the European Union, the United Kingdom, the United States and elsewhere are increasingly complex, uncertain and fluid, and it is possible that such laws, regulations and standards may be interpreted or applied in a manner that is inconsistent with our existing practices. For example, recent developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States.
Further, we rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. For example, the Controlling the Assault of
Non-Solicited
Pornography and Marketing Act of 2003, or the
CAN-SPAM
Act, establishes specific requirements for commercial email messages in the United States. Governmental authorities, including in the European Union and the United Kingdom, continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows.
Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or
“ad-blocking”
software, and the development and deployment of new technologies could materially impact our ability or our media buyers’ ability to collect data or to efficiently and effectively deliver relevant promotions or media, which could materially impair the results of our operations.
Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may also be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personally identifiable information, and may be bound by self-regulatory or other industry standards relating to these matters. Our collection and use of consumer data is also subject to our privacy policies, including online privacy policies. The proliferation of data privacy laws in variation creates increased risk of non-compliance
and increased costs of maintaining compliance. Additionally, while we strive to comply with our posted policies and all applicable laws, regulations, other legal obligations and certain industry standards, laws, rules, and regulations concerning data privacy, data protection, and data security evolve frequently and may be inconsistent from one jurisdiction to another or may be interpreted to conflict with our practices or in a manner that is inconsistent from one jurisdiction to another.

The adoption of further data privacy and security laws may increase the cost and complexity of implementing any new offerings in other jurisdictions. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any international, federal or state data privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to data privacy or consumer protection could adversely affect our reputation, brands and business, and may result in regulatory investigations, claims, proceedings or actions against us by governmental entities, customers, suppliers or others, class actions, or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brands and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and third-party partners and result in the imposition of significant damages liabilities or monetary penalties.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For example, we are and have been subject to various labelling, trademark infringement and product quality claims in the ordinary course of our business, and may, in the future, face a range of litigation, including employment issues, distributor disputes, shareholder litigation and other contractual matters.
Even when not merited, the defense of these claims or lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and potentially prevent us from selling or manufacturing our products, which would make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.
Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet
soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives. There has also been a trend among some public health advocates to recommend additional governmental regulations concerning the marketing and labeling/packaging of the beverage industry. Additional or revised regulatory requirements, whether labeling, packaging, tax or otherwise, could have a material adverse effect on our financial condition, consumer demand and results of operations.

Risks Related to Our Information Technology and Intellectual Property
We rely heavily on our information technology systems, as well as those of our third-party vendors and business partners, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption or data security incident could adversely affect our business, financial condition, results of operations and cash flows.
We use information technology systems, infrastructure and data in substantially all aspects of our business operations. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security and consistent operations of these systems. We also collect, process and store numerous classes of sensitive, personally identifiable and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners. The secure processing, maintenance and transmission of this information is critical to our operations.
As discussed above under, “If we encounter problems with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected,” our systems and those of our third party vendors and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our third party vendors and business partners may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer.
Further, our systems and those of our third-party vendors and business partners may be vulnerable to, and have experienced attempted, security incidents, attacks by hackers (including ransomware attacks, phishing attacks and other third-party intrusions), acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or business partners, they may be able to steal, publish, delete, use inappropriately or modify our private and sensitive third-party information, including credit card information and other personally identifiable information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personally identifiable or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target (and even, in many cases, until after having been successfully launched for some time) and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of our sensitive information and our systems and those of our third party vendors and business partners could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we, or our third party vendors or business partners, rely. Cybercrime and hacking techniques are constantly evolving. We and/or our third-party vendors and/or business partners may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents may occur in the future, and could result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information (including personally identifiable information) that we handle. As we rely on a number of our third party vendors and business partners, we are exposed to security risks outside of our direct control, and our ability to monitor these third-party vendors’ and business partners’ data security is limited. While we employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our users and our systems from the theft of or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the
COVID-19
pandemic. Additionally, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents.
Any such breach, attack, virus or other event could result in additional costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, reputation, financial condition, results of operations and cash flows.

In addition, if any such event resulted in access, disclosure or other loss or unauthorized use of information or data, such as customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personally identifiable information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. The cost of investigating, mitigating and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant and the risk of legal claims in the event of a security breach is increasing. For example, the CCPA creates a private right of action for certain data breaches. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductibles or co-insurance
requirements, could adversely affect our reputation, business, financial condition, results of operations and cash flows. Any material disruption or slowdown of our systems or those of our third-party vendors or business partners, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasing amounts of proprietary and sensitive data. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems, and data can be difficult to detect. Any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
We may not be able to protect our intellectual property adequately, which may harm the value of our brands.
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks are valuable assets that reinforce our brands and differentiate our products. We cannot assure you that we will be able to register and/or enforce our trademarks in all jurisdictions in which we do business, as the registrability of trademarks and the scope of trademark protection varies from jurisdiction to jurisdiction. In addition, third parties may adopt trade names or trademarks that are the same as or similar to ours, especially in jurisdictions in which we have not yet obtained trademark protection, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, our trademark applications may be opposed by third parties, our trademarks may otherwise be challenged, and/or the scope of any of our trademark registrations could be narrowed as a result of a challenge, or even canceled entirely. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion, negatively affect our brand recognition, or negatively affect consumers’ perception of our brands and products. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
In order to resolve certain trademark disputes, we have entered into coexistence or settlement agreements that permit other parties certain uses of marks similar to ours for certain categories and countries, and restrict the use of our marks in certain categories and countries. There is no guarantee that these coexistence settlement agreements will foreclose future trademark disputes.
We also rely on proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Obtaining patent protection, if available for any of such proprietary intellectual property, can be time consuming and expensive, and we cannot guarantee that our patent applications would be granted, or if granted, that they would be of sufficient scope to provide meaningful protection. Accordingly, we have in the past decided, and may in future decide, to protect our intellectual property rights in our technologies by maintaining them as trade secrets.
Our confidentiality agreements with our employees and certain of our consultants, contract employees, suppliers and independent contractors, including some of our manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential.

Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently develop similar recipes or formulations to those that we have maintained as trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our formulations have been developed by or with our suppliers (manufacturing, co-packing,
ingredient and packaging partners). As a result, we may not be able to prevent others from developing or using similar formulations.
We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. We may be required to spend significant resources in order to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trademarks and trade secrets. We cannot assure you that we will have adequate resources to enforce our intellectual property rights, as such litigation can be costly, time-consuming, and distracting to management. Any such litigation could result in the impairment or loss of portions of our intellectual property, as our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity and enforceability of our intellectual property rights.
We also face the risk of claims that we have infringed third parties’ intellectual property rights. If a third party asserts a claim that our offerings infringe, misappropriate or violate their rights, the litigation could be expensive and could divert management attention and resources away from our core business operations. Any claims of trademark or intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•
cause us to cease making, licensing or using products that incorporate the challenged intellectual property, which in turn could harm relationships with customers and distributors and might result in damages;

•	require us to redesign, reengineer, or rebrand our products or packaging, if feasible and might result in large inventory write-offs of unsaleable or unusable materials;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property which might affect our margins and ability to compete.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating profits, our customer relations and harm our future prospects.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

Our Credit Agreement has, and agreements governing any future indebtedness may contain, restrictive covenants and our failure to comply with any of these covenants could put us in default, which would have an adverse effect on our business and prospects.
Unless and until we repay all outstanding borrowings under our Credit Agreement we will remain subject to the terms and restrictive covenants of these borrowings. The terms of any future indebtedness will likely impose similar restrictions as those imposed by our Credit Agreement. The Credit Agreement contains, and agreements governing any future indebtedness may contain, a number of covenants which put some limits on our ability to, among other things:

•	sell assets;

•	engage in mergers, acquisitions, and other business combinations;

•	declare dividends or redeem or repurchase capital stock;

•	incur, assume, or permit to exist additional indebtedness or guarantees;

•	make loans and investments;

•	incur liens or give guarantees; and

•	enter into transactions with affiliates.
The Credit Agreement also requires us to maintain a specified total leverage ratio, fixed charge coverage ratio and asset coverage ratio and our ability to meet these financial ratios may be affected by events beyond our control, and we may not satisfy such a test. A breach of the covenants included in our Credit Agreement or of any agreements governing future debt obligations could result in a default under such agreements. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If amounts owed under the Credit Agreement are accelerated because of a default and we are unable to pay such amounts, our lenders may have the right to assume control of substantially all of the assets securing the Credit Agreement.
No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. In addition, the Credit Agreement contains, and agreements governing any future indebtedness are likely to contain, restrictive covenants that limit our subsidiaries from making certain dividend payments, loans or advances to the Company, unless certain conditions are met. Our failure to comply with such covenants may result in default, which could result in the acceleration of all our debt.
Our existing indebtedness is, and any indebtedness we incur in the future may be, variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Borrowings under the Credit Agreement accrue interest at variable rates and expose us to interest rate risk. Interest rates may fluctuate in the future. Although we have explored in the past various hedging strategies, we do not currently hedge our interest rate exposure under the Credit Agreement. As a result, interest rates on the Credit Agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on our existing or any future variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
London Interbank Offered Rate, or LIBOR, and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities, our interest rate swap agreement or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

Risks Related to the Ownership of Our Common Stock
An active market in our common stock may not be sustainable, and you may not be able to resell your shares at or above the price you pay.
It is possible that an active or liquid market in our common stock may not be sustainable. In the absence of an active trading market for our common stock, you may not be able to resell any shares you hold at or above the price you pay or at all. We cannot predict the prices at which our common stock will trade.
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;

•	the projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•
announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments, whether or not they are successfully consummated;

•	changes in stock market valuations and operating performance of other consumer goods companies generally, or those in the consumer beverage industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management, or any actions by our directors or management that damages the reputation of the company or the image of our brands;

•	sales of large blocks of our common stock, including sales by our founders or our executive officers and directors;

•	lawsuits threatened or filed against us;

•	anticipated or actual changes in laws, regulations or government policies applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States;

•	other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and

•	the other factors described in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Forward-Looking Statements.”

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, results of operations and cash flows.
Concentration of ownership of our ordinary shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of common stock outstanding as of September 30, 2021, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own approximately 59% of our outstanding shares of common stock, after giving effect to the issuance of shares in our IPO and the concurrent purchase (the “Concurrent Private Placement”) of $20.0 million of shares of our common stock by an entity affiliated with KDP from Verlinvest Beverages SA, one of our existing stockholders, but without giving effect to any purchases by such persons or entities in our IPO. These shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
In addition, certain of our shareholders have entered into a shareholders’ agreement to support each other’s director nominees. For so long as such agreement remains, the remaining shareholders may be prevented from having an influence on the board.
Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the price at which shares were sold in our IPO and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.
Sales, directly or indirectly, of a substantial amount of our common stock in the public markets by our existing security holders may cause the price of our common stock to decline.
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our common stock.
All of the shares of common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, may only be sold in compliance with Rule 144 and any applicable lock-up
agreements described below.
In connection with our IPO, we, all of our directors and executive officers and holders of substantially all of our outstanding securities entered into lock-up
agreements with the underwriters that restrict our and their ability to sell or transfer shares of our capital stock for a period of 180 days from the date of the Prospectus, subject to certain exceptions. The entity affiliated with KDP purchasing shares in the Concurrent Private Placement has also agreed to a lock-up
agreement with the underwriters pursuant to which the shares purchased in the Concurrent Private Placement will be locked up for a period of 180 days, subject to certain exceptions. In addition, we and Goldman Sachs & Co. LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Evercore Group L.L.C. may release certain stockholders from the market standoff agreements or lock-up
agreements prior to the end of the
lock-up
period. If not otherwise released early, when the applicable market standoff and lock-up
periods expire, we and our security holders subject to a
lock-up
agreement or market standoff agreement will be able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon expiration of the lock-up
and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Notwithstanding the foregoing,
(1) if the
lock-up
party is (i) a current employee (that is an individual) of the company (other than an “officer” of the company (as defined in Rule
16a-1(f)
under the Exchange Act) or a member of the board of directors of the company) that holds less than 1% of our common stock or (ii) an immediate family member of an employee (an “employee transferee”), the lock-up
period will expire (the “Early Release”) with respect to a number of shares equal to 15% of the aggregate number of shares of common stock owned by the employee or employee transferee or issuable upon exercise of vested equity awards owned by such employee or employee transferee (measured as of the date of the Initial Measurement Date (as defined below)) immediately prior to the commencement of trading on the third trading day following the date that the following conditions are met (the “Initial Measurement Date”): (A) the later of (1) the date the company publishes its first quarterly or annual financial results following the IPO and (2) the 30th day following the date of the Prospectus (the “Initial Threshold Date”) and (B) the closing price of our common stock on the Nasdaq is at least 33% greater than the initial public offering price of the shares to the public as set forth on the cover of the Prospectus (the “IPO Price”) for any 10 out of the 15 consecutive trading days ending on or after the Initial Threshold Date, including the last day of such
15-day
trading period (the “Initial Measurement Period”); and
(2) the
lock-up
period shall expire (the “Subsequent Early Release”) with respect to a number of shares equal to 20% of the aggregate number of shares of our common stock owned by the lock-up
parties or issuable upon exercise of vested equity awards owned by the lock-up
parties (measured as of the date of the Subsequent Measurement Date (as defined below)) immediately prior to the commencement of trading on the third trading day following the date that the following conditions are met (the “Subsequent Measurement Date”): (A) the later of (1) the date the company publishes its first quarterly or annual financial results following the IPO and (2) the 90th day following the Public Offering Date (the “Subsequent Threshold Date”) and (B) the closing price of our common stock on the Nasdaq is at least 33% greater than the IPO Price for any 10 out of the 15 consecutive trading days ending on or after the Subsequent Threshold Date, including the last day of such
15-day
trading period (the “Subsequent Measurement Period”).
We may, in our discretion, extend the date of the Initial Early Release and Subsequent Early Release, as the case may be, as reasonably needed for administrative processing or to the extent such release date would occur during a company blackout period, in which case, we will publicly announce the date of the Initial Early Release or Subsequent Early Release, as the case may be, following the close of trading on the date that is at least two trading days prior to the Initial Early Release or Subsequent Early Release, as applicable.
In addition, as of September 30, 2021, we had stock options outstanding that, if fully exercised, would result in the issuance of 4,228,315 shares of common stock. All of the shares of common stock issuable upon the exercise of stock options, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up
or market standoff agreements and applicable vesting requirements.
Further, based on shares outstanding as of September 30, 2021, holders of 53,009,320 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: requiring only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.
In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.
We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end
following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (1) we have more than $1.07 billion in annual net revenues in any fiscal year, (2) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates
as of the end of the second quarter of that fiscal year or (3) we issue more than $1.0 billion of non-convertible
debt over a three-year period.
The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing credit agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•	restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;

•
our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a special meeting of stockholders may be called only by the chair of the board of directors, a chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	our board of directors may alter our bylaws without obtaining stockholder approval;

•
the required approval of the holders of at least
two-thirds
of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited unless certain requirements are met, provided, however, that, under our amended and restated certificate of incorporation, Verlinvest Beverages SA and any of its affiliates will not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly will not be subject to such restrictions.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Additionally, our amended and restated certificate of incorporation provides that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against a defendant to such complaint. The choice of forum provisions do not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, as Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
General Risk Factors
Members of our management team have limited experience in operating a public company, and regulatory compliance may divert their attention from the day-to-day
management of our business.
With the exception of our
Co-CEO,
Martin Roper, our management team has very limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex laws and regulations pertaining to public companies. Our management team, even with Mr. Roper’s leadership, may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations require substantial attention from our senior management and could divert their attention away from the day-to-day
management of our business, which would adversely impact our business operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States and to meet the other regulatory compliance needs of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly once we are no longer an emerging growth company, we continue to incur significant legal, regulatory, insurance, finance, accounting, investor relations, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive
directors. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and the applicable stock exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities and the smooth running of the business. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.
Changes in tax laws or in their implementation may adversely affect our business and financial condition.
Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted legislation commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses, or NOLs, arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time
taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time and the modification or repeal of many business deductions and credits.
As part of Congress’s response to the
COVID-19
pandemic, the Families First Coronavirus Response Act, or the FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxed the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.
Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is uncertain if and to what extent various states will conform their laws to the TCJA, the FFCR Act or the CARES Act.
In addition, as a result of the latest presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. No specific tax legislation or regulations have yet been proposed and the likelihood and nature of any such legislation or regulations is uncertain. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Changes in tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our common stock.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on many factors, including historical experience and various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form
10-Q,
the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Our reported financial results may be negatively impacted by changes in GAAP and financial reporting requirements.
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies, including the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results. Any future change in GAAP principles and financial reporting requirements or interpretations could also have a significant effect on our reported financial results, and may even affect the reporting of past transactions completed before the announcement or effectiveness of a change if retrospective adoption is required. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a public company, we are subject to significant requirements under Section 404(a) of the Sarbanes-Oxley Act, or Section 404, for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
Risks Related to Our Existence as a Public Benefit Corporation
We operate as a Delaware public benefit corporation, and we cannot provide any assurance that we will achieve our public benefit purpose.
As a public benefit corporation, we are required to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our amended and restated certificate of incorporation. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are unable to provide the report, if we are unable to provide the report in a timely manner, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed and we could be subject to derivative litigation.
As a Delaware public benefit corporation, our focus on a specific public benefit purpose and producing positive effect for society may negatively impact our financial performance.
Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary
benefits related to this public benefit designation may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation may have a material adverse effect on our business, results of operations, financial condition and cash flows, which in turn could cause our stock price to decline.
As a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be, and, therefore, your ability to realize your investment through a sale may be limited. Under Delaware law, a public benefit corporation cannot merge or consolidate with another entity if, as a result of such merger or consolidation, the surviving entity’s charter “does not contain the identical provisions identifying the public benefit or public benefits,” unless the transaction receives approval from two-thirds
of the target public benefit corporation’s outstanding voting shares. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with shareholder value, and shareholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that boards of directors of public benefit corporations consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors. Additionally, being a public benefit corporation may result in a different assessment of potential acquisitions than a traditional corporation and may limit the suitable pool of such targets.

Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee that such a conflict would be resolved in favor of our stockholders.
While directors of a traditional corporation are required to make decisions that they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also how its stakeholders are affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

•	we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including suppliers, employees and local communities, even though the changes may be costly;

•	we may take actions that exceed regulatory requirements, even though these actions may be more costly than other alternatives;

•	we may be influenced to pursue programs and services to further our commitment to the communities to which we serve even though there is no immediate return to our stockholders; or

•
in responding to a possible proposal to acquire the company, our board of directors has a fiduciary duty to consider the interests of our other stakeholders, including suppliers, employees and local communities, whose interests may be different from the interests of our stockholders.

We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, which in turn could cause our stock price to decline.
As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our business, financial condition, results of operation and cash flows.
Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least 2% of the company’s outstanding shares or, upon our listing, the lesser of such percentage or shares of at least $2 million in market value) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following sets forth information regarding unregistered securities sold from July 1, 2021 through September 30, 2021:

•	We issued 13,195 shares of our common stock upon the exercise of stock options granted under the 2014 Stock Option and Restricted Stock Plan at an exercise price of $10.18 per share.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act, or Rule 701, as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.
Use of Proceeds
On October 25, 2021, we completed our IPO, in which we issued and sold 2,500,000 shares of our common stock and certain selling stockholders sold 9,000,000 shares of common stock at a price to the public of $15.00 per share. We raised net proceeds of approximately $30 million, after deducting the underwriting discount and commissions of approximately $2 million and offering expenses of approximately $5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All shares sold were registered pursuant to a registration statement on Form
S-1
(File
No. 333-259825),
as amended (the “Registration Statement”), declared effective by the SEC on October 20, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Evercore Group L.L.C. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form File No. Exhibit Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of The Vita Coco Company, Inc.	8-K	001-40950	3.1	10/25/2021

3.2	Amended and Restated Bylaws of The Vita Coco Company, Inc.	8-K	001-40950	3.2	10/25/2021

4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1	333-259825	4.1	9/27/2021

4.2	Registration Rights Agreement, dated October 20, 2021, by and among The Vita Coco Company, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-40950	10.1	10/25/2021

4.3	Investor Rights Agreement, dated October 20, 2021, by and among The Vita Coco Company, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-40950	10.2	10/25/2021

10.1	2021 Incentive Award Plan and form of option agreements thereunder	S-1/A	333-259825	10.4	10/12/2021

10.2	2021 Employee Stock Purchase Program	S-1/A	333-259825	10.5	10/12/2021

10.3	Non-Employee Director Compensation Policy	S-1/A	333-259825	10.6	10/12/2021

10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-259825	10.7	10/12/2021

10.5	Michael Kirban’s Employment Agreement					*

10.6	Martin Roper’s Employment Agreement					*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					*	*

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					*	*

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*	*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: November 17, 2021	By:	/s/ Martin Roper
Martin Roper
Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Michael Kirban
Michael Kirban
Co-Chief Executive Officer, Chairman and Director
(Co-Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Kevin Benmoussa
Kevin Benmoussa
Chief Financial Officer
(Principal Financial and Accounting Officer)