Form 10-K
period 2021-12-31
Vita Coco Company, Inc.
filed 2022-03-14
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:  001-40950
The Vita Coco Company Inc.
(Exact name of Registrant as specified in its Charter)

Delaware		11-3713156
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 Park Avenue South		10003
Seventh Floor
New York	NY
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 206-0763

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	COCO	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, there was no established public market for the registrants common stock and therefore the registrant cannot calculate the approximate market value of the registrant's common stock held by non-affiliates as of such date. The registrants common stock began trading on the Nasdaq Global Select Market on October 20, 2020.
As of March 10, 2022, 55,558,382, shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 30, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, the terms “Vita Coco,” the “Company,” “we,” “us,” and “our” refer to The Vita Coco Company, Inc. and its consolidated subsidiaries.
MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry and our business, including data regarding the estimated size of the market, projected growth rates and perceptions and preferences of customers, that we have prepared based on industry publications, reports and other independent sources, each of which is either publicly available without charge or available on a subscription fee basis. None of such information was prepared specifically for us in connection with this filing. Some data also is based on our good faith estimates, which are derived from management’s knowledge of the industry and from independent sources. These third party publications and surveys generally state that the information included therein has been obtained from sources believed to be reliable, but that the publications and surveys can give no assurance as to the accuracy or completeness of such information. Market and industry data is subject to variations and cannot be verified due to limits on the availability and reliability of data inputs, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey. Although we are responsible for all of the disclosures contained in this Annual Report on Form 10-K and we believe the industry and market data included in this Annual Report on Form 10-K is reliable, we have not independently verified any of the data from third party sources nor have we ascertained the underlying economic assumptions on which such data is based. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources. The industry and market data included in this Annual Report on Form 10-K involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information.

Unless otherwise expressly stated, we obtained industry, business, market and other data from the reports, publications and other materials and sources listed below. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

•Information Resources Inc. Custom Research, MULO + Convenience channels, for the periods ended December 26, 2021 (IRI);

•IRI, Total Chilled Coconut Water Category, Value Sales, 52, Weeks ended January 1, 2022, Total UK, or IRI U.K.; and

•Euromonitor International Limited; Coconut and other plant waters category, Estimated Combined On-Trade & Off-Trade Value Sales for 2022 as per Passport Soft Drinks 2021 edition (Euromonitor).

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•problems with our supply chain and inflation resulting in an increase in shipping expenses and potential cost increases for our products and adverse impacts on our distributor and retail customers’ ability to deliver our products to market;

•reduced or limited availability of coconuts or other raw materials that meet our quality standards;

•our dependence on our third-party manufacturing and co-packing partners;

•volatility in the price of materials used to package our products, and our dependence on our existing suppliers for such materials;

•our dependence on our distributor and retail customers for a significant portion of our sales;

•our ability to successfully forecast and manage our inventory levels;

•harm to our brand and reputation as a result of real or perceived quality or food safety issues with our products;

•strong competition in the food and beverage retail industry presents an ongoing threat to the success of our business;

•a reduction in demand for and sales of our coconut water products or a decrease in consumer demand for coconut water generally;

•our ability to develop and maintain our brands and company image;

•our ability to introduce new products, successfully improve existing products and respond to changes in consumer preferences;

•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including, among other things, consumption and trade patterns, and our supply chain and production processes;

•our ability to manage our growth effectively;

•our ability to successfully make acquisitions and successfully integrate newly acquired businesses or products in the future;

•difficulties as we expand our operations into countries in which we have no prior operating history;

•disruptions in the worldwide economy, including existing supply chain disruptions and the conflict between Russia and Ukraine;

•climate change, or measures taken to address climate change, may negatively affect our business and operations;
•our need for and ability to obtain additional financing to achieve our goals;

•our ability to maintain our company culture or focus on our mission as we grow;
•our dependence on and ability to retain our senior management;

•our ability and the ability of our third-party partners to meet our respective labor needs;

•our suppliers and manufacturing partners compliance with ethical business practices or applicable laws and regulations;

•risks associated with the international nature of our business;

•lawsuits, product recalls or regulatory enforcement actions in connection with food safety and food-borne illness incidents, other safety concerns or related to advertising inaccuracies or product mislabeling;

•our ability to comply with new and existing government regulation and legislative changes, both in the United States and abroad;

•our ability to comply with laws and regulations relating to anti-corruption, sanctions, trade, data privacy, data protection, advertising and consumer protection;

•our dependence on information technology systems, and the risk of failure or inadequacy of such systems and cyberattacks;

•our ability to protect our intellectual property;
•our ability to service any indebtedness and comply with the covenants imposed under our existing debt agreements; and
•risks associated with sustainability and corporate social responsibility and our status as a public benefit corporation.

PART I
Item 1. Business.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and extended our business into other healthy hydration categories. Our mission is to deliver great tasting, natural and nutritious products that are better for consumers and better for the world. Today we believe that we are the largest brand globally in the coconut and other plant waters category, and one of the largest suppliers of private label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the global coconut water category, and also includes coconut oil and coconut milk offerings. Our other brands include Runa, a leading plant-based energy drink inspired from the guayusa plant native to Ecuador, Ever & Ever, a sustainably packaged water, and the recently launched PWR LIFT, a protein-infused fitness drink. We also supply private label products to key retailers in both the coconut water and coconut oil categories.

We source our coconut water, from a diversified global network of 15 factories across seven countries supported by thousands of coconut farmers. As we do not own any of the coconut water factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, cruise lines, and educational institutions.

History

The Vita Coco Company, Inc., formerly known as All Market Inc., was incorporated as a Delaware corporation in January 2007 and incorporated in Delaware as a public benefit corporation in April 2021. We completed an initial public offering (IPO) of our common stock in October 2021.

Industry

We operate in the functional beverages industry. Our brands Vita Coco and Runa compete in the approximately $2.7 billion global coconut and plant waters category in 2022, as estimated by Euromonitor (2022). Our Vita Coco coconut milk product is a plant-based dairy alternative and our PWR LIFT brand competes in the enhanced isotonic category.

We believe per capita consumption of natural beverages is growing as a result of increasing consumer interest in plant-based alternatives and preferences for health-conscious products that have fewer added sugars and artificial ingredients, while providing more nutritional benefits. In addition, we believe that consumer awareness of the negative environmental and social impact of packaged goods has resulted in increased consumer demand for brands that are purpose-driven, take responsibility for their impact on the planet and are focused on sustainable packaging and transparent ethical values. We believe our mission is aligned with this developing consumer behavior.

Competition

The beverage industry is highly competitive and is constantly evolving in response to ever-changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability.

We compete within the broad non-alcoholic beverage category, and our flagship brand, Vita Coco, is the market leader in the coconut water category. Our competitors in the beverage market include large beverage companies such as The Coca-Cola Company, PepsiCo, Inc. and Nestlé S.A. that may have substantially greater financial resources and stronger brand recognition than we have. We also compete with other leading functional beverages including Goya, Harmless Harvest, BodyArmor, Monster Energy, Red Bull, Bang, Ocean Spray, Bubly and Bai, as well as a range of emerging brands and retailers’ own private label beverage brands. Our competition and competitors vary by market due to regional brands and taste preferences.

We are also a leading supplier of private label coconut water and oil brands, and we compete with other private label suppliers for that business.

Business Operations

As of December 31, 2021, we operated in two business segments: (i) the Americas segment, comprised of our operations primarily in the United States and Canada and (ii) the International segment, comprised of operations primarily in Europe, the Middle East and the Asia Pacific regions. While over 89% of our business is based on coconut water, we have used our access to market to add other beverage brands with a view to building a diversified beverage platform of compatible brands.

Vita Coco

With the launch of the Vita Coco brand in New York City in 2004, we established the coconut water category as a premium lifestyle drink in America. Vita Coco is the coconut water category leader with approximately 49% market share in the United States according to IRI U.S. for the 52 weeks ending December 26, 2021, and over indexes to younger households and to more multicultural shoppers.

We offer Vita Coco coconut water as an alternative to sugar-packed sports drinks and other less healthy hydration alternatives. Vita Coco has evolved from a single pure coconut water SKU to a full portfolio of coconut water flavors and enhanced coconut waters, such as Vita Coco Boosted and Farmers Organic, as well as other plant-based offerings, such as Vita Coco coconut oil and coconut milk. In 2021, we introduced the Vita Coco Hydration Drink Mix, a powdered form of flavored coconut water to test in limited online markets in the United States.

Internationally, our business is anchored by Vita Coco’s presence in the United Kingdom, where it is the coconut water category leader with 76% market share, according to IRI UK for 52 weeks ended January 1, 2022. Our United Kingdom commercial team and our supply chain base in Asia has allowed us to sell into other European and Asian countries. In collaboration with our key retail partners in the United Kingdom, we have extended the Vita Coco brand into natural personal care products and CBD-infused beverages. Vita Coco coconut water has a presence in key markets such as China, France, Spain, the Nordic Region and the Middle East.

Runa

Runa is a plant-based, natural offering for consumers in the energy drink market. We believe that Runa’s clean energy drinks provide consumers with a refreshing energy boost without the jolts and jitters, and with less sugar, than traditional energy beverages. A key ingredient in Runa is guayusa, an Amazonian jungle plant which we believe is a "super-leaf." As part of the acquisition of the Runa brand in 2018, we assumed operation of an Ecuadorian guayusa leaf sourcing and processing business.

Ever & Ever

Launched in 2019, Ever & Ever is a purified water brand packaged solely in aluminum bottles with a pH balance of 7.4. Given emerging consumer concerns with the disposal or recyclability of plastic water bottles, we created Ever & Ever to respond to the consumer need for a sustainably packaged water product in aluminum bottles with potential infinite recyclability. Ever & Ever was launched with a focus on the foodservice and office channels. Ever & Ever is also available in our DTC channels.

PWR Lift

In 2021, we launched PWR LIFT, a beverage targeted at post-workout and recovery hydration occasions with added nutritional benefits. PWR LIFT is a protein-infused flavored water, designed to provide fitness-minded consumers with protein in a hydrating beverage. PWR LIFT was available through Amazon in the second half of 2021 and launched in select test markets in December 2021.

Private Label

We expanded into private label coconut water in 2016 as a way to develop stronger ties with select, strategic retail partners and improve our operating scale. Our coconut water private label offering increases the scale and efficiency of our coconut water supply chain, and also provides us with a share of the value segment, without diluting our own brand. We also supply retailers with private label coconut oil.

Supply Chain

We engage contract manufacturers, co-packers and third-party logistics providers to manufacture and distribute our products. Our fixed asset-lite model enhances production flexibility and capacity, and enables us to focus on our core in-house capabilities, supplier management, logistics, sales and marketing, brand management and customer service.
Our well-diversified global manufacturing network spans across seven countries, 15 coconut water factories operated by our manufacturing partners and five co-packing facilities for products not packaged near source. Our network provides us with significant production capacity and capabilities, and an ability to re-allocate coconut water sourcing in the event of weather, logistics or other macroeconomic impacts.

Coconut water needs to be transferred from the coconut into an aseptic package within hours of cutting a coconut from the tree. Our supply chain partners are positioned as close to the coconut growing regions as possible to keep quality at the highest level. Through our access and relationships with coconut processors and manufacturers in many countries, including the Philippines, Indonesia, Malaysia, Thailand and Brazil, we have built up a unique body of knowledge and relationships for coconut water processing at scale, as well as gained access to farms across diversified geographies. We also attempt to create a valuable and loyal farming community around our manufacturing partners through our agricultural education programs and investments in schooling. This has strengthened our long-term manufacturing relationships and we believe will support our capacity needs for future growth.

Raw materials used in our business and by our co-packers consist of ingredients and packaging materials purchased from local, regional and international suppliers. The principal ingredients include coconut water, Tetra Paks and caps, cardboard cartons, PET bottles and aluminum bottles and cans. We work with our contract manufacturing partners to purchase our raw ingredients from local suppliers in accordance with rigorous standards to assure responsible sourcing, quality and safety. The majority of our products are produced and packaged with materials sourced from a single supplier, Tetra Pak, whether purchased by us or by our contract manufacturers on our behalf, which provides us efficiency in the packaging and export of our products, and furthers our commitment to responsible sourcing, packaging near source and sustainability.

Distribution, Sales and Marketing

Our beverages and other products are sold in club stores, supermarkets, convenience stores, drug stores and e-commerce websites as well as other outlets. Our products are typically shipped directly from our contract manufacturing partners to a network of third-party warehouses located in our selling markets. We go to market in North America through various distribution channels, including a Direct Store Delivery distribution network (DSD), Direct-to-Warehouse network (DTW), broadline distributors, and our own Direct-to-Consumer (DTC) channel. We match the customers' needs with the right route to market providing us flexibility for our established brands and for our innovations. Outside of North America, we use a combination of DTW, importers, and distributors depending on the needs of the market.

Our European market is primarily retail and e-commerce operator direct sales, with some countries supported by distributor or importer type relationships. In China, we sell to Reignwood Investment (China) Co., Ltd which is our import and distributor partner for the territory, and, through its affiliates, has been one of our principal shareholders since 2014. Other countries are serviced through importers with limited retail direct relationships or in partnership with one of our manufacturing partners through licensing or other agreements.

We employ a dedicated global sales and commercial team. In the Americas, the sales team focuses on three main areas: DSD management, national account management (including club, mass food and convenience) and retail execution. Our European sales team is aligned geographically and by major account or by import partner and is further supported by a small field execution and marketing team in the United Kingdom. Private label accounts are handled by each geographic division in close cooperation with supply chain leadership. Our sales and marketing function in China is handled by our importer.

We also employ a brand, marketing, e-commerce and insights team with strong creative, social, and digital capabilities with a primary focus on the North American and European markets. The primary goal of our marketing function is to educate consumers about the functional benefits of our products while inspiring consumers to fall in love with our brands. Since the early days, Vita Coco has enjoyed a roster of celebrity and athlete fans. Today, Vita Coco continues to leverage relationships with talent and influencers who are aligned with our values and are genuine fans of our brand.

Seasonality

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters during the warmer months of the year in our major markets.

COVID-19

The COVID-19 pandemic has caused general business disruption worldwide. From the beginning of this pandemic in January 2020, our top priority has been the health, safety and well-being of our employees. As of the date of this report, our offices have re-opened and employees have returned, in most cases on a hybrid remote and in-office basis. Our quality lab continues to operate under strict protocols, our field sales teams are working with our distributors and retailers subject to local safety protocols, and business travel continues to be reduced.

Since COVID-19 emerged, among other impacts, we have seen significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects. We have also experienced negative impacts on our inventory availability and delivery capacity which have affected, at times, our ability to fully service our customers’ demand, and seen temporary manufacturing and distribution partner shutdowns that have not materially impacted our business to date. We have taken measures to bolster key aspects of our supply chain and we continue to work with our supply chain partners to try to ensure our ability to service our customers and their demand.

We continue to closely monitor the impact of the COVID-19 pandemic and developments related thereto on our business. For additional discussion of the factors above and the impact of COVID-19, see Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Product Innovation

We engage in research and development activities and invest in innovation globally with the goal of creating products using natural, functional ingredients. We have years of expertise working with plant-based ingredients to deliver products to meet the needs of our customers. We balance our innovation priorities between adding functionality and taste to existing brands and researching and developing new products and brands for new occasions, need states or specific retailer opportunities.

Our global innovation function sits in the marketing team to ensure alignment with current brand initiatives and sharing of consumer insights across teams and markets. The innovation team works closely with our internal global research and development and technical teams that includes members in the United States, Europe and Singapore focused on supplier capability, quality improvements and new processes. We also have strong supplier relationships that give us access to a broad scope of ingredients, packaging offerings and technologies.

Intellectual Property

We own domestic and international trademarks and other proprietary rights that are important to our business. We view our primary trademarks to be VITA COCO and RUNA. We have a global approach to protecting our trademarks, designs, patents and other intellectual property rights. We believe the protection of our trademarks, designs, copyrights, patents, domain names, trade dress and trade secrets are important to our success.

As of December 31, 2021, we had over 30 registered trademarks and over 10 pending trademark applications in the United States, and over 225 registered trademarks and over 25 pending trademark applications in other countries. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained.

We consider information related to formulas, processes, know-how and methods used in our production and manufacturing as proprietary and endeavor to maintain them as trade secrets. We have in place reasonable measures to keep the above-mentioned items, as well as our business and marketing plans, customer lists and contracts reasonably protected.

Government Regulation

Our products are regulated in the United States as conventional foods. We, along with our distributors, and manufacturing and co-packing partners, are subject to extensive laws and regulations in the United States by federal, state and local government authorities including, among others, the U.S. Federal Trade Commission (FTC), the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration and similar state and local agencies. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices and other standards requirements applicable to the production and distribution of conventional food products. We and our manufacturing and co-packing partners are also subject to similar requirements in foreign jurisdictions in which we operate. These types of requirements include: product standards; product safety, product safety reporting; marketing, sales, and distribution; packaging and labeling requirements; nutritional and health claim; advertising and promotion; import and export restrictions; and tariff regulations, duties, and tax requirements.

Products that do not comply with applicable governmental or third-party regulations and standards may be considered adulterated or misbranded and subject, but not limited, to, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, import holds, injunctions, fines, civil penalties or criminal prosecution. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third-party certifying organizations.

Public Benefit Corporation Status and Corporate Social Responsibility

We operate as a Delaware Public Benefit Corporation and therefore, our operational decision-making goes beyond solely maximizing shareholder value. Our public benefit purpose, as provided in our certificate of incorporation, is harnessing, while protecting, nature’s resources for the betterment of the world and its habitants by creating ethical, sustainable, better-for-you beverages and consumer products that not only uplift our communities, but that do right by our planet. Furthermore, in order to advance the best interests of those materially affected by the Corporation’s conduct, it is intended that our business and operations create a material positive impact on society, taken as a whole.

In March 2022, The Vita Coco Company, Inc. announced it was designated as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. The Vita Coco Company, Inc. joined its subsidiary All Market Europe Ltd, a United Kingdom company, that previously achieved B Corporation status.

We believe that we bring our products to market through a responsibly designed supply chain, and provide our farmers and manufacturers the partnership, investment, and training they need to not only reduce waste and environmental impact, but also bring income and opportunity to their local communities. In 2014, we created the Vita Coco Project to support and empower our coconut farming communities by encouraging innovative farming practices, improving education resources, and scaling our business to promote economic prosperity. With our “Give, Grow, Guide” philosophy we focus on the future, and seek to contribute to educational programs and facilities through efforts such as building new classrooms and funding scholarships; all to impact the lives of over one million people in these communities. Additionally, we attempt to partner with other third-party organizations that share and advance our ideals including fair trade, accessible nutrition and wellness, and environmental responsibility.

We believe this purpose-driven approach has aided our growth as it is strategically aligned with the beliefs of our global consumer base and has improved our supplier relationships.

Human Capital

As of December 31, 2021, we had 281 full-time employees. Of these employees, 197 were employed in the United States. None of these employees are represented by labor unions or covered by collective bargaining agreements. We have never experienced a labor-related work stoppage.

Our people are at the heart of our business. We believe that we have been able to attract diverse and highly engaged employees who share our belief in our mission and further promote our inclusive company culture. To monitor the health of our human capital resources, we track turnover, perform exit interviews, conduct periodic employee surveys, hold quarterly town halls with open question and answer sessions, and conduct performance reviews and build development plans to assist each employee achieve their potential. Based on exit interviews and employee surveys, we identify opportunities for improvement in our benefits and our processes and track our employee engagement levels.
At the time of our IPO, we awarded all full-time global employees a restricted stock grant with vesting based on continued employment in order to align our employees with our shareholders and to reward all employees on this accomplishment.

We promote and value a diverse, equitable and inclusive culture for our employees. In 2020, our employees formed a Diversity and Inclusivity Committee which has worked to celebrate all our employees, educate, and recommend improvements to our processes to enhance our organization and our culture. As of December 31, 2021, approximately 46% of our employees identified as female, 49% identified as male, and 4% did not disclose their gender identity. In addition, at the end of 2021, 39% of our employees identified as Black, Indigenous, and/or People of Color or two or more races and 52% identified as white. We strive to reflect the diverse identities and cultures of our consumers.
Additional Information
The Vita Coco Company, Inc., formerly known as All Market Inc., was incorporated as a Delaware corporation in January 2007 and incorporated in Delaware as a public benefit corporation in April 2021. We completed our initial public offering of our common stock in October 2021.
Our website is www.thevitacococompany.com. At our Investor Relations website, investors.thevitacococompany.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A. Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

If we encounter problems with our supply chain and continued inflation, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected.

We do not own warehouses or fulfillment centers, but rather outsource to independent warehousing and fulfillment service providers in the United States, United Kingdom, France and from time to time other countries, to receive, store, stage, repack, fulfill and load our products for shipment. We also source ocean shipping containers and capacity from major shipping lines and brokers, and source third-party transportation providers for land-based transportation based on market conditions.

Our shipping partners transport our products from the country of origin or from our domestic co-packing partners, which are then received by, and subsequently distributed from the third party warehousing and fulfillment service providers to our distributors and retail-direct customers by transportation partners or customer pickup. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on timely arrival of product from ports or co-packers, availability of outbound and inbound shipping, and effective operations at the warehouses/distribution centers and the ports through which our product flows. Any increase in transportation costs (including increases in fuel costs), increased shipping costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributor or retail-direct customers. Starting in 2021 and continuing into 2022, we have experienced cost inflation relating to global shipping costs and some inflationary pressures on other related transportation costs, such as demurrage, port fees and drayage, and domestic transportation, and the size of these cost increases has continued to increase. We expect to see ongoing cost pressures, potentially sequentially worse than prior periods, and will evaluate appropriate mitigation measures to protect our business which may include taking pricing actions and cost reduction measures. We cannot predict how long these cost pressures will last or how they will continue to impact our supply chain environment and business.

In addition, if we change the warehouse, fulfillment, shipping or transportation companies we use, we could face logistical difficulties that could adversely affect deliveries and we could incur costs and expend resources in connection with such change. We also may not be able to obtain terms as favorable as those received from the third-party warehouse, fulfilment, shipping and transportation providers we currently use, which could increase our costs. We also may not adequately anticipate changing demands on our distribution system, including the effect of any expansion we may need to implement in the capacity, the number or the location of our warehouses/fulfillment centers to meet increased complexity or demand. Any of these factors could cause interruptions and delays in delivery or result in increased costs.
In addition, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (such as the outbreak of the COVID-19 pandemic and its potential impact on supply chain and our financial results) and other unforeseen or catastrophic events, could damage the facilities of our warehousing and fulfillment service providers or render them inoperable, or effect the flow of product to and from these centers, or impact our ability to manage our partners, making it difficult or impossible for us to process customer or consumer orders for an extended period of time. We could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for our third party providers to reopen, replace or bring the capacity back to normal levels for their warehouses/fulfillment centers and logistics capabilities after a disruption.
The inability to fulfill, or any delays in processing, customer or consumer orders from the warehousing/fulfillment centers of our providers or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties, refunds or credits, and may also adversely affect our reputation. The success of our retail or distribution partners depends on their timely receipt of products for sale and any repeated, intermittent or long-term disruption in, or failures of, the operations of the warehouses/fulfillment centers of our partners could result in lower sales and profitability, a loss of loyalty to our products and excess inventory. The insurance we maintain for business interruption may not cover all risk, or be sufficient to cover all of our potential losses, and may not continue to be available to us on acceptable terms, if at all, and any insurance proceeds may not be paid to us in a timely manner. Additionally, we will need to continue to update and expand our systems to manage these warehouse/fulfillment centers and related systems to support our business growth and increasing complexity, which may require significant amounts of capital and maintenance and creates others risks, including those related to cyber security and system availability, as discussed in “Risks Related to Our Information Technology and Intellectual Property.”

In addition, in recent years and this year due to the existing conflict between Russia and Ukraine, volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. Shortages of capacity in shipping have occurred due to economic, weather and pandemic effects, that have affected the smooth flow of our supply chain and increased transportation costs and decreased reliability. In particular, the increase in demand for shipping services during the COVID-19 pandemic has significantly increased shipping costs such that spot rates are multiples of contracted rates, and limited container availability has delayed shipment of product, and there is less guarantee that contracts will be honored. Additionally, port congestion has increased transit times and delayed timely arrival and unloading of containers. If fuel prices, transportation costs and inflation continue to increase, we will experience even higher shipping rates and fuel surcharges, as well as surcharges on our raw materials and packaging. It is hard to predict if current rates and capacity will continue in the future and what long-term rates could be and when these economic effects will normalize. A significant part of our business relies on shipping prepackaged coconut water from sourcing countries to our countries of sale so we are very dependent on shipping container prices and service levels. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

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

Additionally, a natural disaster, fire, power interruption, work stoppage, labor matters (including illness or absenteeism in workforce) or other calamity at the facilities of our manufacturing and co-packing partners and any combination thereof would significantly disrupt our ability to deliver our products and operate our business. In the future, we expect that these partners may experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, loss of certifications, employee-related incidents that result in harm or death, delays in raw material deliveries or as a result of the COVID-19 pandemic or related response measures or other similar natural emergencies. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, which could materially adversely affect our business, financial condition, results of operations and cash flows. Within the last 24 months, two of our manufacturing partners have experienced government mandated COVID-related temporary closures of their facilities. The first facility shutdown occurred in April 2020 in Sri Lanka and lasted for one week before the operator received permission to again commence production. The second facility shutdown began in June 2021 in Thailand and lasted for one month before the operator received permission to recommence production in July 2021. We have seen additional minor disruptions, but none that have impacted our business materially to date. There can be no assurance that there will not be additional closures or delays in the future as a result of the COVID-19 pandemic.

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
Volatility or inflation in the costs of our packaging materials and other supplies that we or our manufacturing partners purchase, could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes or lost relationships. If we are not successful in managing our packaging costs, or if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, financial condition, results of operations and cash flows.

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

We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our largest distributor customer, a subsidiary of Keurig Dr Pepper Inc. (KDP), and the largest retail-direct customer, Costco, of our products accounted for approximately 23% and 30%, respectively, of our total net sales as of December 31, 2021. No other retailer direct or distributor represented more than 10% of our total net sales as of December 31, 2021.
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
Although we aim to enter into long-term agreements with distributors, and historically have renewed, amended or extended them as needed, we cannot guarantee that we will be able to maintain or extend these contractual relationships in the future or that we will be able to do so on attractive terms. If any agreement with a key distributor is terminated or if the performance of such distributor deteriorated, we cannot guarantee that we will be able to find suitable replacement partners on favorable terms, or at all. We enter into pricing support and promotional arrangements with our distributors to encourage execution and pricing activity on our brands, and in some cases offer invasion fees when product is shipped directly to a specific retailer in their geographic market. There is no guarantee that these arrangements will be effective, or that disputes will not arise as to the sharing of the costs of such activity, which could impact our relationship with the distributors or impose additional costs on us.
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
Additionally, damage, contamination or quality impairments may occur after our products leave our control. Damage to packaging materials may occur during product transport and storage resulting in product spoilage or contamination, which may be impossible to detect until opened and tasted by the consumer. Further, we have no control over our products once purchased by consumers. Accordingly, consumers may store our products improperly or for long periods of time or open and reseal them, which may adversely affect the quality and safety of our products. While we have procedures in place to handle consumer questions and complaints, our responses may not be satisfactory to consumers, retailers or distributors, which could harm our reputation and could result in retailers or distributors holding our product from sale. If consumers, retailers or distributors do not perceive our products to be safe or of high quality as a result of such actions or events outside our control or if they believe that we did not respond to a complaint in a satisfactory manner, then the value of our brands would be diminished, and our reputation, business, financial condition, results of operations and cash flows would be adversely affected.
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
We operate in a highly competitive market, which includes large multinational companies as well as many smaller entrepreneurial companies seeking to innovate and disrupt the categories in which we compete. As a category, coconut water competes for space with a wide range of beverage offerings. In particular, coconut water competes with functional refreshment, energy drinks, ready to drink teas and coffees and other non-100% coconut water based beverages, and many of these products are marketed by companies with substantially greater financial resources than ours. We also compete with a number of natural, organic, and functional food and beverage producers. We and these competing brands and products compete for limited retail, and foodservice customers and consumers. In our market, competition is based on, among other things, brand equity and consumer relationships, consumer needs, product experience (including taste, functionality and texture), nutritional profile and dietary attributes, sustainability of our supply chain (including raw materials), quality and type of ingredients, distribution and product availability, retail and foodservice and e-commerce customer relationships, marketing investment and effectiveness, pricing competitiveness and product packaging.

We continuously compete for retail customers (including grocery stores, supermarkets, club, convenience and health stores, gyms and others), foodservice customers (including coffee shops, cafes, restaurants and fast food) and e-commerce (both direct-to-consumer and through third-party platforms) customers. Consumers tend to focus on price as one of the key drivers behind their purchase of food and beverages, and consumers will only pay a premium price for a product that they believe is of premium quality and value. In order for us to not only maintain our market position as a premium quality brand, but also to continue to grow and acquire more consumers we must continue to provide delicious and high-quality products at acceptable price premiums and invest in communication about our brands' benefits to justify such pricing.

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
Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with our products. Retailers source these products from a range of suppliers under competitive bidding relationships and we compete for this business as a private label supplier. While we seek to enter into strategic partnerships with retailers to capitalize on private label supply opportunities, we cannot guarantee that we will be awarded this private label business in future years or that the business will be profitable. If the quality of competing private label or branded products were to be compromised, that could affect the consumer perceptions of coconut water more generally which could impact our business. Additionally, some of our distributor partners carry competing products or in some cases also are brand owners of beverage products that might compete with us, and while we believe our products are worthy of their support, there is no guarantee that their support will continue for all of our brands or at the same levels as today.
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

Our coconut water accounted for approximately 89% of our revenue as of December 31, 2021. We believe that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

To remain competitive, acquire and keep consumers and customers, and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending and our sales team capabilities, to maintain and increase consumer awareness and purchase intent, protect and grow our existing market share or promote new products. Substantial sales force investments and advertising and promotional expenditures may be required to maintain or improve our brands’ market position or to introduce new products to the market. Participants in our industry are increasingly engaging in consumer outreach through social media and web-based channels, and direct to consumer delivery and subscription models, which may prove successful in competing with incumbent brands and require us to increase investment and add capability to respond. There is no guarantee that our efforts will be successful, and any increase in our sales, marketing and advertising efforts, including through social media or otherwise, may not maintain our current reputation, or lead to increased brand awareness and sales, and may have unanticipated negative impacts on our brand. In addition, we consistently evaluate our product lines to determine whether to discontinue certain products. Discontinuing product lines may increase our profitability long-term, but could reduce our sales short term and hurt our company image and brand, and a reduction in sales of certain products could cause a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition, results of operations and cash flows.

Failure to introduce new products or successfully improve existing products may adversely affect our ability to continue to grow and may cause us to lose market share and sales.
A key element of our growth strategy depends on our ability to develop and market new products, product extensions and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes to meet these consumer needs while complying with applicable governmental regulations, the ability to obtain patents and other intellectual property rights and protections for commercializing such innovations and developments, the ability of our supply chain and production systems to provide adequate solutions and capacity for new products, and the success of our management and sales and marketing teams in designing, branding and packaging and introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. There is no guarantee that each innovation we launch will reach our goals and be successful, and many will require iteration and development to have a chance of success. Discontinuing products that have not reached sufficient scale to be viable long term or where consumer demand is decreasing, may result in decreased sales, disappointed customers, and unexpected costs.

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
The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively affect our business, liquidity, financial condition and results of operations. The global spread and unprecedented impact of the ongoing COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption. The pandemic has led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place orders, social distancing measures, business closures or restrictions on operations, quarantines, travel bans and restrictions and multi-step policies with the goal of re-opening these markets. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of the pandemic or new variants in some markets could slow, halt or reverse the reopening process altogether. If COVID-19 infection rates resurge and the pandemic intensifies again and expands geographically, its negative impacts on our business, our supply chain, our operating expenses, and gross margin, and our sales could be more prolonged and may become more severe. Even if not required by governments and other authorities, companies have taken precautions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses. These restrictions and future prevention, mitigation measures and reopening policies imposed by governments and companies may continue to have an adverse impact on global economic conditions and impact consumer confidence and spending which might have a material adverse impact on some of our customers and could impact the demand for our products and ultimately our financial condition. These effects could also impact our ability to hire and retain key employees. Furthermore, sustained market-wide turmoil and business disruption due to the COVID-19 pandemic have negatively impacted, and are expected to continue to negatively impact, our supply chain and our business operations, and may impact our business, financial condition, results of operations and cash flows in ways that are difficult to predict. We have seen significantly increased costs for ocean transportation and domestic logistics. Given our supply chain is dependent on ocean freight for shipping coconut water from the source countries to the end use markets, we are particularly exposed to ocean freight cost changes, and availability of containers.
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
We have in the past pursued and may in the future consider opportunities to acquire other products or businesses that may strategically complement our portfolio of brands and expand the breadth of our markets or customer base. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future at acceptable terms or at all. In addition, exploring acquisition opportunities may divert management attention from the core business and organic innovation and growth, which could negatively impact our business, financial condition, results of operations and cash flows. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms consistent with any debt agreements existing at that time and our ability to negotiate acceptable price and terms. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges and could also create dilution to shareholders among other potential impacts.
The success of future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, litigation, tax costs or inefficiencies, or inconsistencies in standards, any of which could adversely affect our ability to maintain the appeal of our brands and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits or synergies of such acquisitions and could harm our financial performance. Further, the future acquisition of a product or business may cause us to deviate from our historically fixed-asset lite business model if we were to acquire production capabilities and facilities in connection therewith, and as a result could increase our costs of operation.
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
Adverse and uncertain economic conditions, including the potential impact of the ongoing COVID-19 pandemic or of the war in Ukraine on the global economy, may affect distributor, retailer, foodservice and consumer demand for our products or impact our costs due to changes in the foreign exchange rate. In addition, our ability to manage normal commercial relationships with our manufacturing and co-packing partners and third party logistics providers and creditors may suffer and we may experience inflation or be unable to pass price increases on to our customers. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories or demand price concessions. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, direct retailers and foodservice customers, our ability to attract new customers and consumers, the financial condition of our customers and consumers and our ability to provide products that appeal to consumers at the right price. Cost pressures or inflation could challenge our ability to do so. Prolonged unfavorable economic conditions may have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Additionally, the increasing concern over climate change may also result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases or to reduce packaging and improve recyclability. If such laws are enacted, we may experience significant increases in our costs of operations and delivery which in turn may negatively affect our business, financial condition, results of operations and cash flows.
Fluctuations in business conditions may unexpectedly impact our reported results of operations and financial condition.
We experience fluctuations in our financial performance, as a result of a variety of factors, including the timing of our or our competitors’ promotional activities, the timing of product introductions and merchandise mix, as well as seasonal fluctuations in demand for beverage products that typically result in higher revenues for such products during summer months. We periodically offer sales and promotional incentives through various programs to customers and consumers, including rebates, temporary on-shelf price reductions, retailer advertisements, product coupons and other trade activities. Our net sales and profitability are impacted by the timing and size of such sales and promotion incentives, and orders received. The promotional activity and cadence in club stores in particular may cause material spikes or declines in expected demand. New product introductions and shelf resets at our customers may also cause our results of operations to fluctuate. Due to these fluctuations, historical period-to-period comparisons of our results of operations are not necessarily indicative of future period-to-period results, impacting comparability of our quarterly results year-over-year.

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
Our culture and values are reinforced by the leadership and behaviors of our co-founder, Michael Kirban, and executive team, and any failure of these individuals to meet these expectations could cause reputational risk and damage to the company culture and values in the eyes of employees, customers and suppliers. If we fail to maintain our company culture or focus on our purpose, our business and competitive position when attracting employees may be harmed, and we may face reputational risk both at the company level and at the brand level, which might impact our distributors’, retailers’ and suppliers’ willingness to work with us and support our business, and consumer interest in our products.
Failure to retain our senior management and key personnel may adversely affect our operations or our ability to grow successfully.
Our success is substantially dependent on the continued service of certain members of our senior management and other key employees. These employees have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brands, culture and the reputation we enjoy with suppliers, manufacturers, distributors, customers and consumers. In particular, we are dependent on our co-founder, Michael Kirban, for leadership, culture, strategy, key customer and supplier relationships and other skills and capabilities. The loss of the services of the co-founder, or any of these executives and key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We do not currently carry key-person life insurance for our co-founder or senior executives.

Our business is significantly dependent on our ability and the ability of our third party partners to meet our respective labor needs, and we or they may be subject to work stoppages at facilities, which could negatively impact the profitability of our business.
The success of our business depends significantly on our ability and the ability of our third party partners, including manufacturers and co-packers, to attract, hire and retain quality employees, including employees at manufacturing and distribution facilities, many of whom are skilled. We and/or our third party partners may be unable to meet our respective labor needs and control costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we and/or our third party partners operate, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and the COVID-19 pandemic. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. Should we or our third party partners fail to increase wages competitively in response to increasing wage rates, the quality of the workforce could decline. Any labor shortage or increase in the cost of labor among our employee population or that of our third party partners could have an adverse effect on our operating costs, financial condition and results of operations. If we are unable to hire and retain skilled employees, our business could be materially adversely affected.

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

Additionally, our success depends on our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. Pressures in the labor market for talent and wage inflation have been increasing and could increase our future costs of hiring or retaining our employees, and thus impact our profitability. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired.

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
We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:
•restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•unfavorable changes in tariffs, quotas, trade barriers or other export or import restrictions, including navigating the changing relationships between countries such as the United States and China and between the United Kingdom and the European Union;
•unfavorable foreign exchange controls and variation in currency exchange rates;
•increased exposure to general international market and economic conditions;
•political, economic, environmental, health-related or social uncertainty and volatility;
•the potential for substantial penalties, litigation and reputational risk related to violations of a wide variety of laws, treaties and regulations, including food and beverage regulations, anti-corruption regulations (including, but not limited to, the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act) and data privacy laws and regulations (including the EU’s General Data Protection Regulation);

•the imposition of differing labor and employment laws and standards;
•significant differences in regulations across international markets, including new regulations that could impact requirements applicable to our products and the regulatory impacts on a globally integrated supply chain;
•the bankruptcy or default in payment by our international customers and/or import partners and the potential inability to recoup damages from such defaults, as well as subsequent termination of existing importation agreements;
•the difficulty and costs of designing and implementing an effective control environment across diverse regions and employee bases;
•the complexities of monitoring and managing compliance with a broad array of international laws related to data privacy and data protection, as well as cross-border transfers of personal data;
•the difficulty and costs of maintaining effective data security;
•global cost and pricing pressures;
•complex supply chain and shipping logistical challenges; and
•unfavorable and/or changing foreign tax treaties and policies.

Federal, state and foreign anti-corruption, sanctions and trade laws create the potential for significant liabilities and penalties and reputational harm.

As of December 31, 2021, we derived 15% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws, including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (OFAC), U.S. Customs and Border Protection (CBP), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials—including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office—to obtain or retain business. It also requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, among other governmental authorities, administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals that target certain countries, regions, governments, businesses and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, sanctions, customs or export control laws, may also impose stricter or more onerous requirements than the FCPA, OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations or other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies we acquire. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions, customs or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our common stock.

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

From time to time, we engage in exchange rate hedging activities, including the use of derivative instruments such as foreign currency forward and option contracts, in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot guarantee that any hedging technique we implement will be effective, as any such technique may not offset, or may only offset a portion of, the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. If our hedging activities are not effective, changes in currency exchange rate may have a more significant impact on our results of operations.

We are subject to risks related to sustainability and corporate social responsibility.

Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are a Delaware Public Benefit Corporation which has placed additional requirements on our strategies and decision-making to meet our mission. See “—Risks Related to our Existence as a Public Benefit Corporation.” Our efforts to ensure we meet these standards rely on our leadership, contracts, internal and third-party audits and on continued monitoring of potential risks and solutions. If we fail to meet applicable standards or expectations with respect to these issues across any of our products and in any of our operations and activities, our reputation and brand image could be damaged, and our business, financial condition, results of operations and cash flows could be adversely impacted.

Further, we have developed a strong corporate reputation over the years for our focus on responsible sourcing and support of our supplier communities. We seek to conduct our business in an ethical and socially responsible way, which we regard as essential to maximizing stakeholder value, while enhancing community quality, environmental stewardship and furthering the plant-based movement around the world. We are developing environmental and sustainability initiatives that support our societal programs and are consistent with our purpose, but these initiatives require financial expenditures and employee resources and are not yet fully vetted or implemented. If we are unable to meet our sustainability, environmental and social and governance goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our employees, customers, consumers and investors. There is no guarantee that our pace of progress on our environmental, social and governance initiatives will meet all parties’ expectations, which in turn could result in harm to our reputation and negatively impact our business, financial condition, results of operations and cash flow.

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
Our products and operations and those of our manufacturing and co-packing partners are subject to oversight by multiple U.S. and international regulatory agencies including the USDA, the FDA, the FTC, the Environmental Protection Agency (EPA), the European Commission and the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health Officers and Trading Standards Officers and the Singapore Food Agency, among others. These agencies regulate, among other things, with respect to our products and operations:
•design, development and manufacturing;
•testing, labeling, content and language of instructions for use and storage;
•product safety;
•marketing, sales and distribution;
•record keeping procedures;
•advertising and promotion;
•recalls and corrective actions; and
•product import and export.
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

Failure by us, our suppliers or our manufacturing and co-packing partners to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our suppliers or manufacturing and co-packing partners’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, untitled letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs or loss of revenue, resulting in a material effect on our business, financial condition, results of operations and cash flows.The regulations to which we are subject are complex and have tended to become more stringent over time. New labeling and food safety laws could restrict our ability to carry on or expand our operations, result in higher than anticipated costs or lower than anticipated sales, and otherwise make it more difficult for us to realize our goals of achieving a more integrated global supply chain due to the differences in regulations around the world.

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
The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. By definition, organic products are not genetically modified or do not include genetically modified (bioengineered) ingredients. We use suppliers and manufacturing partners who can certify that they meet the standards needed for each applicable product or ingredient specification. Our failure, or failure on the part of our suppliers or manufacturing partners to comply with these ingredient and product specifications, to maintain appropriate certifications, or to label organic products in compliance with federal or state laws, may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims as to our labelling practices on this and other matters, challenging our labels as being intentionally mislabeled or misleading or deceptive to consumers. The cost of defending or settling these suits may be material to our business.
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

The adoption of further data privacy and security laws may increase the cost and complexity of implementing any new offerings in other jurisdictions. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any international, federal or state data privacy or consumer protection-related laws, regulations, industry self-

regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to data privacy or consumer protection could adversely affect our reputation, brands and business, and may result in regulatory investigations, claims, proceedings or actions against us by governmental entities, customers, suppliers or others, class actions, or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brands and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and third-party partners and result in the imposition of significant damages liabilities or monetary penalties.

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
Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives, or have imposed container deposits, or other charges for use of certain packaging. There has also been a trend among some public health advocates to recommend additional governmental regulations concerning the marketing and labeling/packaging of the beverage industry. Additional or revised regulatory requirements, whether labeling, packaging, tax or otherwise, could have a material adverse effect on our financial condition, consumer demand and results of operations.

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
As discussed above under, “If we encounter problems with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected,” our systems and those of our third party vendors and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war, including the developing conflict between Russia and Ukraine, or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our third party vendors and business partners may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer.
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
We also face the risk of claims that we have infringed third parties’ intellectual property rights. If a third party asserts a claim that our offerings infringe, misappropriate or violate their rights, the litigation could be expensive and could divert management attention and resources away from our core business operations. Any claims of trademark or intellectual property infringement, even those without merit, could:
•be expensive and time consuming to defend;
•cause us to cease making, licensing or using products that incorporate the challenged intellectual property, which in turn could harm relationships with customers and distributors and might result in damages;
•require us to redesign, reengineer, or rebrand our products or packaging, if feasible and might result in large inventory write-offs of unsaleable or unusable materials;
•divert management’s attention and resources; or
•require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property which might affect our margins and ability to compete.
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

Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flow to satisfy our future debt service obligations, which would adversely affect our financial condition and results of operations.

As of December 31, 2021, we have no outstanding debt under our Credit Agreement. Our ability to make principal and interest payments on and to refinance any indebtedness we incur in the future will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our future debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

Our Credit Agreement has, and agreements governing any future indebtedness may contain, restrictive covenants and our failure to comply with any of these covenants could put us in default, which would have an adverse effect on our business and prospects.
Our Credit Agreement imposes certain terms and restrictive covenants of these borrowings. The terms of any future indebtedness will likely impose similar restrictions as those imposed by our Credit Agreement. The Credit Agreement contains, and agreements governing any future indebtedness may contain, a number of covenants which put some limits on our ability to, among other things:
•sell assets;
•engage in mergers, acquisitions, and other business combinations;
•declare dividends or redeem or repurchase capital stock if it would result in an event of default;
•incur, assume, or permit to exist additional indebtedness or guarantees;
•make loans and investments;
•incur liens or give guarantees; and
•enter into transactions with affiliates.
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
Any indebtedness we incur in the future may be, variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to be significant.
Borrowings under the Credit Agreement accrue interest at variable rates and expose us to interest rate risk. Interest rates may fluctuate in the future. Although we have explored in the past various hedging strategies, we do not currently hedge our interest rate exposure under the Credit Agreement. As a result, interest rates on the Credit Agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on any future variable rate indebtedness could be significant.
London Interbank Offered Rate, (LIBOR), and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. For example, some tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities, our interest rate swap agreement or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

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
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition and results of operations;
•the projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments, whether or not they are successfully consummated;
•changes in stock market valuations and operating performance of other consumer goods companies generally, or those in the consumer beverage industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management, or any actions by our directors or management that damages the reputation of the company or the image of our brands;
•sales of large blocks of our common stock, including sales by our founders or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war (including the developing conflict between Russia and Ukraine), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Forward-Looking Statements.”
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
Based upon our shares of common stock outstanding as of December 31, 2021, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own over 50% of our outstanding shares of common stock. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.
In addition, certain of our shareholders have entered into a shareholders’ agreement to support each other’s director nominees. For so long as such agreement remains, the remaining shareholders may be prevented from having an influence on the board.
Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the current market price and have held their shares for a long period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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
In connection with our IPO, we, all of our directors and executive officers and certain shareholders entered into lock-up agreements with the underwriters that restrict our and their ability to sell or transfer shares of our capital stock for a period of 180 days from the date of the prospectus dated October 20, 2021, filed with the SEC in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021, subject to certain exceptions. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. If not otherwise released early, when the applicable market standoff and lock-up periods expire, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
We may, in our discretion, extend the date of any early release, as the case may be, as reasonably needed for administrative processing or to the extent such release date would occur during a company blackout period, in which case, we will publicly announce the date of the early release, as the case may be, following the close of trading on the date that is at least two trading days prior to the early release.
In addition, as of December 31, 2021, we had stock options and restricted stock units (RSU's) outstanding that, if fully exercised, would result in the issuance of 5,351,512 shares of common stock. All of the shares of common stock issuable upon the exercise of stock options or vesting of the RSU's, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.
Further, based on shares outstanding as of December 31, 2021, holders of approximately 29,000,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing credit agreement restrict our ability to pay dividends under certain circumstances, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by the chair of the board of directors, a chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our board of directors may alter our bylaws without obtaining stockholder approval;
• the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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
With the exception of our Co-CEO, Martin Roper, our management team has very limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex laws and regulations pertaining to public companies. Our management team, even with Mr. Roper’s leadership, may not successfully or efficiently manage our transition to and continued operation as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which would adversely impact our business operations. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States and to meet the other regulatory compliance needs of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly once we are no longer an emerging growth company, we incur significant legal, regulatory, insurance, finance, accounting, investor relations, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors, and increased costs of director and officer liability insurance. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and the applicable stock exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have and will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities and the smooth running of the business. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.
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
In addition, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. No specific tax legislation or regulations have yet been proposed and the likelihood and nature of any such legislation or regulations is uncertain. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Changes in tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our common stock.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on many factors, including historical experience and various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Our reported financial results may be negatively impacted by changes in GAAP and financial reporting requirements.

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies, including the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results. Any future change in GAAP principles and financial reporting requirements or interpretations could also have a significant effect on our reported financial results, and may even affect the reporting of past transactions completed before the announcement or effectiveness of a change if retrospective adoption is required. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
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
While directors of a traditional corporation are required to make decisions that they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also how its stakeholders are affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:
•we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including suppliers, employees and local communities, even though the changes may be costly;
•we may take actions that exceed regulatory requirements, even though these actions may be more costly than other alternatives;
•we may be influenced to pursue programs and services to further our commitment to the communities to which we serve even though there is no immediate return to our stockholders; or
•in responding to a possible proposal to acquire the company, our board of directors has a fiduciary duty to consider the interests of our other stakeholders, including suppliers, employees and local communities, whose interests may be different from the interests of our stockholders.

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

The increasing focus on environmental, sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Manhattan, New York, at 250 Park Avenue South, where we lease office space, which provides support to both our Americas and International segments. As of December 31, 2021, we leased office facilities totaling approximately 29,400 square feet in the United States, Singapore and London, with the Singapore and London facilities primarily supporting our International segment. We believe that our corporate headquarters and other offices are adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.
Item 3. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On October 21, 2021, our common stock was listed on The Nasdaq Global Select Market and began trading under the ticker symbol “COCO”. Prior to that time, there was no public market for our common stock.
Holders
As of March 10, 2022, there were 116 holders of record of our common stock.
Dividend Policy
We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant. In addition, the terms of our current credit facilities contain restrictions on our ability to declare and pay dividends under certain limited circumstances.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Other than as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, the Company did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.
Performance Graph
The following graph illustrates the total return from October 22, 2021 through December 31, 2021, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the NASDAQ Composite Index, and (iv) the NASDAQ US Smart Food & Beverage Index. The graph assumes that $100 was invested on October 22, 2021 in our common stock, the Russell 2000 Index, the NASDAQ Composite Index, and the NASDAQ US Smart Food & Beverage Index, and that any dividends were reinvested. The graph assumes our closing sales price on October 22, 2021 of $13.95 per share as the initial value of our common stock and not the initial offering price to the public of $15 per share. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.
Use of Proceeds
On October 25, 2021, we completed our IPO, in which we issued and sold 2,500,000 shares of our common stock and certain selling stockholders sold 9,000,000 shares of common stock at a price to the public of $15.00 per share. We raised net proceeds of approximately $30 million, after deducting the underwriting discount and commissions of approximately $2 million and offering expenses of approximately $5 million. Concurrent with the IPO, certain selling stockholders also sold 399,922 shares under the option to purchase additional shares exercised by the underwriters and 1,333,333 shares in a concurrent private placement. The Company did not receive any proceeds from the sale of these additional shares by the selling stockholders. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-259825), as amended (the “Registration Statement”), declared effective by the SEC on October 20, 2021. Goldman Sachs & Co. LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC and Evercore Group L.L.C. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds from our IPO have been used to repay the 2021 Term Loan as described in Note 10, Debt, in the consolidated financial statements. There was no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus.
Item 6. Selected Financial Data
Item 6 of this report is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes included elsewhere in this 10-K filing. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2021 refer to the year ended December 31, 2021 and all references to 2020 refer to the year ended December 31, 2020. Discussion on the year ended December 31, 2019 can be found in our prospectus filed on October 22, 2021.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and extended our business into other healthy hydration categories. Our mission is to deliver great tasting, natural and nutritious products that are better for consumers and better for the world. Today we believe that we are the largest brand globally in the coconut and other plant waters category, and one of the largest suppliers of private label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the global coconut water category, and also includes coconut oil and coconut milk offerings. Our other brands include Runa, a leading plant-based energy drink inspired from the guayusa plant native to Ecuador, Ever & Ever, a sustainably packaged water, and the recently launched PWR LIFT, a protein-infused fitness drink. We also supply private label products to key retailers in both the coconut water and coconut oil categories.

We source our coconut water, from a diversified global network of 15 factories across seven countries supported by thousands of coconut farmers. As we do not own any of the coconut water factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, cruise lines, and educational institutions.
Our recent historical financial performance reflects the strides we have made to scale and grow our business:
•For the year ended December 31, 2021, we reported net sales of $380 million, representing a 22% increase from $311 million for the year ended December 31, 2020. For the three months ended December 31, 2021, we reported net sales of $87 million, representing a 25% increase from $70 million for the three months ended December 31, 2020 primarily driven by a 61% increase in net sales of Vita Coco Coconut Water during the same period.
•For the year ended December 31, 2021, we generated gross profit of $113 million, representing a margin of 30% and a 8% increase from $105 million for the year ended December 31, 2020. For the three months ended

December 31, 2021, we generated gross profit of $22 million, representing a margin of 25% and remaining relatively flat in absolute dollar terms compared to $23 million for the three months ended December 31, 2020.
•For the year ended December 31, 2021, our net income was $19 million, representing a margin of 5% and a 8% decrease from our net income of $33 million and a margin of 11% for the year ended December 31, 2020. For the three months ended December 31, 2021, our net loss was $3 million, representing a negative margin of 4% and a 120% decrease from our net income of $17 million and margin of 25% for the three months ended December 31, 2020.
•For the year ended December 31, 2021, our adjusted EBITDA was $37 million, representing a margin of 10% and increase of 5% from our adjusted EBITDA of $35 million, representing a margin of 11% for the year ended December 31, 2020. The declining margin was primarily driven by severe escalation of transportation costs, especially ocean freight. For the three months ended December 31, 2021, our adjusted EBITDA loss was $1 million, representing a negative margin of 1% and a decrease of 89% from our adjusted EBITDA of $5 million for the three months ended December 31, 2020, due in part to the challenging supply chain environment we experienced during the three months ended December 31, 2021.
•We have traditionally experienced minimal capital expenditures given our asset-lite supply chain model. We believe that our operating cash flow and access to credit facilities provide us with sufficient capability to support our growth plans.
•As of December 31, 2021 and December 31, 2020, we had $0 million and $25 million, respectively, of outstanding indebtedness.
Key Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, the most important of which are as follows:
Ability to Grow and Maintain the Health of Our Brands
We have developed a strong and trusted brand in Vita Coco that we believe has been integral to the growth and health of our business, and are in the early stages of developing additional brands to broaden our portfolio. In addition, we are continuously developing and sharpening our marketing strategies to ensure that our story and purpose are understood and resonate with consumers. The success and reputation of our current brands and any brands we develop in the future are critical to the growth of our business and our future success. We aim to grow our brands by expanding distribution, adding new formats, promoting trials with new consumers and investing in marketing to attract new consumers and demonstrating to existing consumers the quality and value of their purchases. To grow and maintain the health of our bands we must invest in sales and marketing and execute on our sales strategy to develop and deepen consumers’ connection to our brands. We believe that the strength of our core brand, Vita Coco, should enable us to continue to invest in expanding our brands across beverage categories and channels, and to deepen relationships with consumers across all demographics.
Ability to Generate Incremental Volume Through Product Innovation
The beverage industry is subject to shifting consumer preferences which presents opportunities for new beverage occasions, new tastes and new functional benefits. Our future success is therefore partially dependent on our ability to identify these trends and develop products and brands that effectively meet those needs. Our innovation efforts focus on developing and marketing product extensions, improving upon the quality and taste profiles of existing products, and introducing new products or brands to meet evolving consumer needs. We aim to develop and test new products, and scale the most promising among them to ensure a strong pipeline of product innovation.
We maintain in-house research and development capabilities as well as strong third-party relationships with flavor development houses, and we monitor the latest advancements in clean ingredients to support continued innovation and learning. Our ability to successfully improve existing products, or develop, market and sell new products or brands depends on our commitment and continued investment in innovation, and our willingness to try and fail and learn from our experiences.
Relationship with Suppliers and Asset-Lite Supply Chain Model
We believe our global asset lite supply chain model has been an integral part in our ability to efficiently scale our business and compete in the marketplace. This asset-lite model creates leverage with our partners across our supply chain, allowing us to effectively manage total delivery costs and affording greater ability to shift volume between our suppliers, and thus better manage our supply levels. In addition, our scale of sourcing has allowed us to add volume and service retailers more reliably, and our global position as the largest and highest quality coconut water procurer in the world protects our customer and supplier relationships. We aim to drive continuous operational improvements with our supplier partners to enhance quality of our products, better control costs and ultimately maintain our competitive advantage. Our dedicated engineering support team supports our supply partners’ expansion, efficiency and environmental initiatives and shares best practices across our supplier network.
Ability to Successfully Execute Both In-Store and Online
To aid the growth of our business, we intend to continue improving our operational efficiency and leverage our brand position across channels, and therefore have a balanced approach to investment and development of capabilities in retail and e-commerce execution. Our DSD network is an important asset in executing physical retail programs and ensuring product availability and visibility in the United States. Managing our DSD network requires relationship building and communication as to plans, and alignment of goals and interests. We look to adapt our approaches as consumer and retail behavior changes to ensure we remain competitive and visible regardless of channel.
Quarterly Performance of Our Business
The beverage market is subject to seasonal variations, and we have typically experienced moderately higher levels of our sales in the second and third quarters of the year when demand for our functional beverage products are highest during the warmer months. Our fourth quarter shipments can also be influenced by our retailer and distributor customers rightsizing their inventory levels after the peak selling levels of the second and third quarters.
Our sales can also be influenced by the timing of holidays and weather fluctuations. In addition, our financial results may fluctuate from quarter to quarter due to the timing of significant promotional activity or programs of our retail customers, on-boarding new retail or distribution partnerships, which typically launch with inventory buy-ins, and the timing of new product launches, which may also impact comparability to prior periods. These factors can also impact our working capital and inventory balances in each period in ways that may be difficult to forecast. Our goal is to make the right business decisions for our long-term success despite fluctuations in quarterly operating results.
Economic Environment & Industry Trends
Our business is healthier where consumers have higher discretionary incomes and are motivated by health and wellness diets and hydration. Most of our products are at premium prices reflecting their functionality and uniqueness so we do better in more developed economies and major urban areas. As economies continue to develop and education on health and wellness becomes more mainstream, we anticipate our offerings becoming more appealing and endeavor to position our products to benefit from such changes.
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
The Company has experienced some impacts on inventory availability and delivery capacity since the outbreak which have impacted, at times, the Company’s ability to fully service its customers, including temporary facility shutdowns, local transportation interruptions, and general pressure on global shipping lines. The Company has taken measures to bolster key aspects of its supply chain and the Company continues to work with its supply chain partners to try to ensure its ability to service its customers. Although not a material impact in the years ended December 31, 2019 and 2020, the Company saw in fiscal year 2021 significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Starting in the second quarter 2021, we took pricing actions such as delaying promotions until later in the year, reducing discounting and sharing cost increases with private label customers as we were able, in order to partially offset the inflationary costs of goods effects we were experiencing.

For the year ended December 31, 2021, we estimate that our EBITDA absorbed incremental costs of goods on a rate/mix basis compared to prior year of approximately $24 million, relating to transportation cost increases across both ocean freight and domestic logistics as a result of global supply chain disruptions caused by the COVID-19 pandemic. We do not believe the current costs of goods inflated by the current economic and supply chain pressures are fully representative of our future costs of goods in a normal supply chain environment.

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
Cost of Goods Sold
Cost of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, and warehouse fulfillment costs.
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
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing expenses, sales promotion expenses, and general and administrative expenses. Marketing and sales promotion expenses consist primarily of costs incurred promoting and marketing our products and are primarily driven by investments to grow our business and retain customers. We expect selling and marketing expenses to increase in absolute dollars and to vary from period to period as a percentage of net sales for the foreseeable future. General and administrative expense include payroll, employee benefits, stock-based compensation, broker commissions and other headcount-related expenses associated with supply chain & operations, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, depreciation and amortization, and legal, accounting, and professional fees. We expense all selling, general and administrative expense as incurred. We expect selling, general and administrative expenses to increase in absolute dollars to support business growth and, in the near term, our transition to a public company.
Change in Fair Value of Contingent Consideration
In connection with our acquisition of Runa, we agreed to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. The contingent consideration payout cannot exceed

$51.5 million. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment. The contingent consideration payable to Runa’s former shareholders was re-measured at fair value, which reflects estimates, assumptions, and expectations on Runa’s revenue and revenue growth as of the valuation date. A key factor in the contingent consideration calculation is whether the growth levels specified in the contract can be met within the four year time period immediately following the acquisition. The design of the payout is to reward for high growth in the initial years following the acquisition. Therefore, the contingent payment reduction, by itself, was not considered a triggering event as it measures against growth targets that must be achieved during a limited period, whereas projections used for intangible and goodwill impairment testing consider a longer period of time. Additionally, the Runa brand has been integrated into the Americas operations, and therefore the goodwill was assigned and tested at the Americas reporting unit level. As such, since the goodwill is tested at this higher reporting unit level, changes in the individual Runa brand projections are not indicative of a triggering event for goodwill since Runa sales are an insignificant portion of the overall financial results of the Americas reporting unit. In 2020, we did elect to perform the quantitative assessment. At the Americas reporting unit level, there was significant cushion between the fair value of the reporting unit and the carrying value, and therefore, no goodwill impairment was recorded. As of December 31, 2021, we expect the contingent consideration to be zero. The contingent consideration will continue to be remeasured until the term of the agreement ends in December 2022. However, we do not believe that the Runa business will achieve the growth targets required and thus we expect that the contingent consideration will be zero at December 2022.
Other Income (Expense), Net
Unrealized Gain/(Loss) on Derivative Instruments
We are subject to foreign currency risks as a result of our inventory purchases and intercompany transactions. In order to mitigate the foreign currency risks, we and our subsidiaries enter into foreign currency exchange contracts which are recorded at fair value. Unrealized gain on derivative instruments consists of gains or losses on such foreign currency exchange contracts which are unsettled as of period end. See “—Qualitative and Quantitative Disclosures about Market Risk—Foreign Currency Exchange Risk” for further information.
Foreign Currency Gain/(Loss)
Our reporting currency is the U.S. dollar. We maintain the financial statements of each entity within the group in its local currency, which is also the entity’s functional currency. Foreign currency gain/(loss) represents the transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. See “—Qualitative and Quantitative Disclosures about Market Risk—Foreign Currency Exchange Risk” for further information.
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
Operating Segments
We operate in two reporting segments:
•Americas—The Americas segment is comprised of our operations in the Americas region, primarily in the United States and Canada.

•International—The International segment is comprised of our operations primarily in Europe, the Middle East and the Asia Pacific regions.
Each segment derives its revenues from the following product categories:
•Vita Coco Coconut Water—This product category consists of all branded coconut water product offerings under the Vita Coco labels, where the majority ingredient is coconut water. For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
•Private Label —This product category consists of all private label product offerings, which includes coconut water and oil. The Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders occurs, which may be prior to any shipment.
•Other—This product category consists of all other products, which includes Runa, Ever & Ever and PWR LIFT product offerings, Vita Coco product extensions beyond coconut water, such as Vita Coco Sparkling, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$379,513	$310,644	$68,869	22.2%
Cost of goods sold	266,365	205,786	60,579	29.4%
Gross profit	113,148	104,858	8,290	7.9%
Operating expenses
Selling, general and administrative	88,559	74,401	14,158	19.0%
Change in contingent consideration liability	—	(16,400)	16,400	n/m
Total operating expenses	88,559	58,001	30,558	52.7%
Income from operations	24,589	46,857	(22,268)	(47.5%)
Other income (expense)
Unrealized gain (loss) on derivative instrument	2,093	(4,718)	6,811	n/m
Foreign currency gain (loss)	(2,088)	1,848	(3,936)	n/m
(Loss) on extinguishment of debt	(132)	—	(132)	n/m
Interest income	127	404	(277)	(68.6%)
Interest expense	(360)	(791)	431	(54.5%)
Total other (expense)	(360)	(3,257)	2,897	(88.9%)
Income before income taxes	24,229	43,600	(19,371)	(44.4%)
Provision for income taxes	(5,237)	(10,913)	5,676	(52.0%)
Net income	$18,992	$32,687	$(13,695)	(41.9%)
Net income attributable to common stockholders	$19,015	$32,660	$(13,645)	(41.8%)

n/m—represents percentage calculated not being meaningful

Net Sales
The following table provides a comparative summary of the Company’s net sales by operating segment and product category:

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	$231,858	$164,786	$67,072	40.7%
Private Label	80,639	83,449	(2,810)	(3.4)%
Other	11,394	14,664	(3,270)	(22.3)%
Subtotal	$323,891	$262,899	$60,992	23.2%

International segment
Vita Coco Coconut Water	$34,639	$27,167	$7,472	27.5%
Private Label	14,007	12,596	1,411	11.2%
Other	6,976	7,982	(1,006)	(12.6)%
Subtotal	$55,622	$47,745	$7,877	16.5%
Total net sales	$379,513	$310,644	$68,869	22.2%

Volume in Case Equivalent
The primary driver of the consolidated net sales increase of 22.2% was increased case equivalent volumes. The following table provides a comparative summary of our volume in Case Equivalents, or CE, by operating segment and product category:

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	25,096	18,690	6,406	34.3%
Private Label	9,292	9,431	(139)	(1.5)%
Other	1,194	1,650	(456)	(27.6)%
Subtotal	35,582	29,771	5,811	19.5%

International segment*
Vita Coco Coconut Water	5,056	4,146	910	21.9%
Private Label	1,883	1,707	176	10.3%
Other	231	634	(403)	(63.6)%
Subtotal	7,170	6,487	683	10.5%
Total volume (CE)	42,752	36,258	6,494	17.9%

Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.

*International Other excludes minor volume that is treated as zero CE.
Americas Segment

Growth of Americas CE volumes of Vita Coco Coconut Water was strongest in DSD channels, but all core channels experienced strong volume growth.
Americas net sales increased by $61.0 million, or 23.2% to $323.9 million for the year ended December 31, 2021, from $262.9 million for the year ended December 31, 2020, primarily driven by CE volume increase of 19.5%, as well as reduced price promotions and favorable changes in mix for branded products.
Vita Coco Coconut Water net sales increased by $67.1 million, or 40.7%, to $231.9 million for the year ended December 31, 2021, from $164.8 million for the year ended December 31, 2020. The increase was primarily driven by a combination of increased consumer demand, retail execution, and overall brand strength.
Private Label net sales decreased by $2.8 million, or 3.4%, to $80.6 million for the year ended December 31, 2021, from $83.4 million for the year ended December 31, 2020. The decrease was driven by lower consumer demand for Private Label Oil, offset by Private Label Water growth in the Grocery channel.
Net Sales for Other products decreased by $3.3 million, or 22.3%, to $11.4 million for the year ended December 31, 2021, from $14.7 million for the year ended December 31, 2020. The decrease was primarily driven by year on year reduction of bulk sales and decreased sales CE volume of Runa, Vita Coco Oil, Coco Creations, and Vita Coco sparkling waters, which was partly offset by recent innovations.
International Segment
International net sales increased by $7.9 million, or 16.5%, to $55.6 million for the year ended December 31, 2021 from $47.7 million for the year ended December 31, 2020, primarily driven by increased sales in our European region and partially offset by decreased in bulk product sales in our Asia Pacific region.
Vita Coco Coconut Water net sales increased by $7.5 million, or 27.5%, to $34.6 million for the year ended December 31, 2021, from $27.2 million for the year ended December 31, 2020. The increase was driven by CE Volume growth in both Europe and Asia Pacific as we saw recovery in sales after COVID-19 shutdowns experienced in 2020.
Private Label net sales increased by $1.4 million, or 11.2%, to $14.0 million for the year ended December 31, 2021, as compared to $12.6 million for the year ended December 31, 2020. The increase was driven by higher demand in both Private Label Oil and Private Label Water across international regions.
Net Sales for Other products decreased by $1.0 million, or 12.6%, to $7.0 million for the year ended December 31, 2021, from $8.0 million for the year ended December 31, 2020. The decrease was primarily driven by decreases in bulk product sales from our Asia Pacific region.
Gross Profit

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold
Americas segment	$222,027	$172,644	$49,383	28.6%
International segment	44,338	33,142	11,196	33.8%
Total cost of goods sold	$266,365	$205,786	$60,579	29.4%

Gross profit
Americas segment	$101,864	$90,256	$11,608	12.9%
International segment	11,284	14,602	(3,318)	(22.7%)
Total gross profit	$113,148	$104,858	$8,290	7.9%

Gross margin
Americas segment	31.5%	34.3%		(2.9%)
International segment	20.3%	30.6%		(10.3%)
Consolidated	29.8%	33.8%		(3.9%)
On a consolidated basis, cost of goods sold increased $60.6 million, or 29.4%, to $266.4 million for the year ended December 31, 2021, from $205.8 million for the year ended December 31, 2020. On a consolidated and segment basis, the increase was primarily driven by CE volumes and significant escalation in transportation costs in 2021, with the primary driver being ocean freight costs due to shipping and port constraints related to the COVID-19 pandemic.

On a consolidated basis, gross profit increased by $8.3 million, or 7.9%, to $113.1 million for the year ended December 31, 2021, from $104.9 million for the year ended December 31, 2020. The increase was primarily driven by increased sales volume and favorable price/mix, partially offset by the increase in cost of goods sold. Gross margin was 29.8% for the year ended December 31, 2021, as compared to 33.8% for the year ended December 31, 2020. The approximate 400 basis points decrease was largely driven by cost pressure related to transportation, including both ocean freight and domestic logistics.
Operating Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Selling, general, and administrative	88,559	74,401	14,158	19.0%
Change in fair value of contingent consideration	—	(16,400)	16,400	n/m
	$88,559	$58,001	$30,558	52.7%

n/m—represents percentage calculated not being meaningful
Selling, General and Administrative Expenses
SG&A expense increased by $14.2 million, or 19.0%, to $88.6 million for the year ended December 31, 2021, from $74.4 million for the year ended December 31, 2020. The increase of $14.2 million was driven primarily by increases in People Costs (salaries and benefits, including stock based compensation) of $7.2 million, and other one-time expenses related to public company readiness and ongoing public company costs of $3.6 million. There was also an additional increase in spend of $2.4 million in marketing to support our brands and retail activation programs.
Change in Fair Value of Contingent Consideration
There was no change in the fair value of contingent consideration for the year ended December 31, 2021, compared to a gain of $16.4 million for the year ended December 31, 2020. The gain recorded during the year ended December 31,

2020 was the result of lower performance expectations during the earn-out period for Runa resulting in revaluation of the contingent consideration liability to $0 as of December 31, 2020.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Unrealized gain (loss) on derivative instrument	$2,093	$(4,718)	$6,811	n/m
Foreign currency gain (loss)	(2,088)	1,848	(3,936)	n/m
(Loss) on extinguishment of debt	(132)	—	(132)	n/m
Interest income	127	404	(277)	(68.6%)
Interest expense	(360)	(791)	431	(54.5%)
	$(360)	$(3,257)	$2,897	(88.9%)

n/m—represents percentage calculated not being meaningful

Unrealized Gain/(Loss) on Derivative Instruments
During the year ended December 31, 2021, we recorded unrealized gains of $2.1 million relating to outstanding derivative instruments for forward foreign currency exchange contracts. During the year ended December 31, 2020, we recorded unrealized losses of $4.7 million relating to outstanding derivative instruments for forward foreign currency exchange contracts. All forward foreign currency exchange contracts were entered to hedge some of our exposures to the British Pound, Canadian Dollar, Brazilian Real, Malaysian Ringgit, and Thai Baht.
Foreign Currency Gain/(Loss)
Foreign currency loss was $2.1 million for the year ended December 31, 2021, as compared to $1.8 million gain for the year ended December 31, 2020. The change in both years was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
(Loss) on Extinguishment of Debt
On October 27, 2021, the Company repaid the outstanding balance on the 2021 Term Loan using the net proceeds from the IPO and recognized a non-cash loss of $0.1 million on the early extinguishment of debt, primarily related to the write-off of deferred financing costs.
Interest Income
Interest income decreased by $0.3 million, or 68.6%, to $0.1 million for the year ended December 31, 2021, from $0.4 million for the year ended December 31, 2020. The decrease was primarily driven by an amended interest rate from 1.78% to 0.58% on the loan to the co-CEO described in Note 19, Related-Party Transactions, to our notes to the consolidated financial statements. On September 16, 2021, the co-CEO of the Company, repaid the outstanding principal balance and accrued interest on the promissory note.
Interest Expense
Interest expense decreased by $0.4 million, or 54.5%, to $0.4 million for the year ended December 31, 2021, from $0.8 million for the year ended December 31, 2020. The decrease was primarily driven by non-recurring interest expense upon the settlement of an interest rate swap in May 2020 which impacted our interest expense by $0.5 million during the year ended December 31, 2020, which did not repeat in the year ended December 31, 2021.
Income Tax Expense

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(in thousands)		(in thousands)
Income tax expense	$(5,237)	$(10,913)	$5,676	(52.0%)
Tax Rate	21.6%	25.0%

n/m—represents percentage calculated not being meaningful
Income tax expense was $5.2 million for the year ended December 31, 2021, as compared to $10.9 million for the year ended December 31, 2020. The effective combined federal, state and foreign tax rate decreased to 21.6% from 25.0% for the years ended December 31, 2021, and 2020, respectively.
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
These non-GAAP measures are key metrics used by management and our board of directors, to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the company.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income	$18,992	$32,687
Depreciation and amortization	2,069	2,125
Interest income	(127)	(404)
Interest expense	360	791
Income tax expense	5,237	10,913
EBITDA	26,531	46,112
Stock-based compensation (a)	3,380	1,517
Unrealized (gain)/loss on derivative instruments (b)	(2,093)	4,718
Foreign currency (gain)/loss (b)	2,088	(1,848)
Change in fair value of contingent consideration (c)	—	(16,400)
Loss on extinguishment of debt (d)	132	—
Other adjustments (e)	6,824	967
Adjusted EBITDA	$36,862	$35,066

(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Non-cash income related to the changes in fair value of the contingent consideration liability related to Runa, which we do not consider in our evaluation of ongoing performance.
(d)Represents the non-cash loss on extinguishment of debt primarily for the write-off of deferred financing costs related to the early paydown of the 2021 Term Loan with the IPO proceeds, which we do not consider in our evaluation of ongoing performance.
(e)Reflects other charges inclusive of other non-recurring expenses mostly related to our public company readiness preparation and a two-year management incentive program structured differently from other regular employee compensation, which we do not consider in our evaluation of our ongoing performance.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $28.7 million and $72.2 million of cash and cash equivalents as of December 31, 2021, and 2020, respectively. We believe that our existing cash and cash equivalent balances will be sufficient to support operating and capital requirements for at least the next 12 months. We supplemented our liquidity needs with incremental borrowing capacity under the 2021 Term Facility and the Revolving Facility, which we amended in May 2021. With the successful completion of the IPO, the net proceeds from our IPO were used to repay the 2021 Term Loan as described in Note 10, Debt, in the consolidated financial statements.
Considering recent market conditions and the ongoing COVID-19 pandemic, we have reevaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our Revolving Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures, and contractual obligations for at least 12 months from the issuance date of the consolidated financial statements included herein.
Our future capital requirements will depend on many factors, including our revenue growth rate, our working capital needs primarily for inventory build, our global footprint, the expansion of our marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products and the continued market consumption of our products, as well as any shareholder distribution either through equity buybacks or dividends. Our asset-lite supply chain model provides us with a low cost, nimble, and scalable supply chain, which allows us to quickly adapt to changes in the market or consumer preferences while also efficiently introducing new products across our platform. We may seek additional equity or debt financing in the future in order to acquire or invest in complementary businesses, products and/or new IT infrastructures. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or general cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Cash Flows
The following tables summarize our sources and uses of cash:

	Year Ended December 31,		Change
	2021	2020	Amount	Percentage
Cash flows provided by (used in):	(in thousands)
Operating activities	$(16,166)	$33,323	$(49,489)	(148.5%)
Investing activities	(557)	(375)	(182)	48.5%
Financing activities	(26,803)	2,050	(28,853)	(1407.5%)
Effects of exchange rate on changes on cash and cash equivalents	35	443	(408)	(92.1%)
Net (decrease) increase in cash and cash equivalents	$(43,491)	$35,441	$(78,932)	(222.7%)

n/m—represents percentage calculated not being meaningful

Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
The unfavorable changes in our operating assets and liabilities during the year ended December 31, 2021, as compared to the year ended December 31, 2020 were primarily a result of changes in working capital of $37 million. Reflected in working capital changes for the year ended December 31, 2021 were increased inventories in 2021, which we rebuilt after finishing December 2020 with very low inventory levels, increased accounts receivable due to increased sales volume, increased accrued trade promotions due to increased sales volumes and related promotions, and increases in prepayments to suppliers to secure inventory due to increased demand. Reflected in working capital changes for the year ended December 31, 2020 were decreased inventories due to constrained supply during the COVID-19 pandemic, increased accrued trade promotions due to increased sales volumes and related promotions, increased other current assets due to the increase in contract assets for the recognition of private label revenue, and increased net advances to suppliers to secure inventory due to increased demand.
Investing Activities
During the year ended December 31, 2021, cash used in investing activities was $0.6 million, primarily driven by cash paid for property and equipment.
During the year ended December 31, 2020, cash used in investing activities was $0.4 million, driven by cash paid for property and equipment.
Financing Activities
During the year ended December 31, 2021, net cash used in financing activities was $26.8 million, resulting from $50.0 million paid to acquire treasury stock, repayment of $25.0 million on the Revolving Facility, partially offset by $30.4 million in net proceeds from issuance of common stock upon initial public offering, and $17.7 million proceeds from settlement of the loan to the co-CEO described in Note 19 of the consolidated financial statements, and $0.2 million from the exercise of stock options and warrants. The 2021 Term Loan was borrowed and repaid during the year ended December 31, 2021 with the IPO proceeds, resulting in no net cash impact.
During the year ended December 31, 2020, net cash provided by financing activities was $2.1 million resulting from $25.0 million proceeds from the Revolving Facility and $0.9 million from the exercise of stock options and warrants, partially offset by $16.9 million relating to the repayment of outstanding indebtedness under our Prior Term Facilities, and $6.9 million paid to acquire treasury stock.
Debt
We had zero outstanding debt as of December 31, 2021 compared to $25.0 million as of December 31, 2020. The outstanding balance as of December 31, 2020 related to borrowings under the Revolving Facility and vehicle loans.
Revolving Credit Facility
In May 2020, we entered into a five-year credit facility ("Revolving Facility" or "2020 Credit Facility") with Wells Fargo consisting of a revolving line of credit, which provided for committed borrowings of $50.0 million and a $10.0 million non-committed accordion feature. The Revolving Facility was further amended in May 2021 and October 2021, and currently provides for committed borrowings of $60 million. We may repay outstanding balances under the Revolving Facility at any time without premium or penalty. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (which shall not be less than 0.0%) plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%). The applicable rate for LIBOR borrowings under the Revolving Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026. The effective interest rate as of December 31, 2021 was 0.97%. The outstanding balance on the Revolving Facility was zero and $25 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we were compliant with all financial covenants.
Term Loan Facility
In May 2021, we entered into a Term Commitment Note, or the Term Facility with Wells Fargo pursuant to the terms of the Credit Agreement entered into in connection with the Credit Facility. The Term Facility provides us with term loans of up to $30.0 million, or the Term Loans. Borrowings under the Term Facility bear interest at the same rate as the Revolving Facility. We were required to repay the principal on the Term Loans in quarterly installments, commencing on October 1, 2021, through maturity date of May 21, 2026. On October 27, 2021, the Company repaid the outstanding balance on the 2021 Term Loan using the net proceeds from the IPO.

Vehicle Loans
We periodically enter into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of December 31, 2021 was less than $0.1 million.
For additional information, see Note 10, Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangement
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
Contractual Obligations and Commitments
We have contractual obligations to repay indebtedness and required interest payments and unused commitment fees under our Revolving Facility and vehicle loans. As of December 31, 2021, we had no outstanding balance on the Revolving Facility. Any future outstanding balances on the Revolving Facility will be required to be repaid by May 2026.
We lease certain assets under noncancelable operating leases, which expire through 2025. The leases relate primarily to office space in addition to machinery and equipment. Future minimum commitments under these leases are $1.5 million as of December 31, 2021.
In connection with our business acquisitions of Runa, we entered into contingent consideration arrangements, which would require future cash outflows related to milestone payments based on revenue performance. Under the terms of the arrangement, we are obligated to pay the former shareholders up to $51.5 million if certain revenue thresholds are met during the period from December 31, 2021 through December 31, 2022. As of December 31, 2021 and 2020, we have recognized a liability of $0 related to the revenue performance contingent consideration as we believe the required milestones are not expected to be achieved.

As of December 31, 2021, we also have inventory purchase commitments, which include any raw material or packaging commitments with our suppliers to secure our needs for future orders, which are generally due to be paid within one year. We also have production purchase commitments from our manufacturers based on our production plans, forecasts and contracts, that might result in costs if we were to reduce our purchases significantly in 2022 or for some relationships, in future years. We have other contractual payments related to information technology service agreements, sponsorship and marketing agreements, and minimum contractual third-party warehouse commitments, which are not individually material.
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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing within this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer.
For our various products in the Vita Coco Coconut Water and Other product categories, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue. The transaction price recognized reflects the consideration the Company expects to receive in exchange for the sale of the product. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that would meet the criteria for a distinct good or service that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent fulfillment costs, which are included in cost of goods sold, rather than revenue.
Additionally, the Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders is completed, which may be prior to any shipment. The resulting contract assets are recorded in Prepaid expenses and other current assets.
The Company provides trade promotions to its customers. These discounts do not meet the criteria for a distinct good or service and therefore, the Company reduces revenue for the discounts associated with meeting this obligation based on the expected value method. These consolidated financial statements include trade promotion accruals. Trade promotion accruals are made for invoices that have not yet been received as of year-end and are recorded as a reduction of sales. This promotion accrual is a management estimate based upon the known price of retail promotions and estimates of the sales volume during the promotion period.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718) for stock options issued under the 2014 Stock Option and Restricted Stock Plan.
The Company measures all stock option awards based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period of each stock-option grant, which is generally the vesting period of the respective award by using the accelerated attribution method. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods. The Company issues stock-based awards with service-based and performance-based and market-based vesting conditions. The Company recognizes expense for performance-based awards when it becomes probable that such awards will be earned over a requisite service period. The Company defers the recognition of compensation expense for the stock-option awards that vest upon a qualifying liquidity events until the qualifying events are probable of occurrence. Stock option awards are equity-classified, as they do not contain a cash settlement option or other features requiring them to be liability-classified.
The Company uses the Black-Scholes-Merton, or Black-Scholes, option-pricing model to determine the fair value of stock awards with service-based vesting conditions and performance-based vesting conditions. For stock awards with performance-based and market-based vesting conditions, the Company uses the Barrier option valuation model to determine the fair value.
The Company has classified stock-based compensation expense in its consolidated statements of operations in SG&A expenses. See Note 14, Stockholders’ Equity, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model or the Barrier option valuation model, which uses multiple assumptions and judgments. The subjective assumptions and the application of judgment in determining the fair value of the awards represent management’s best estimates. If factors change and different assumptions are used, our equity compensation expense could be materially different in the future. The most significant assumptions and judgments are as follows:
•Fair value of common stock.
•Option exercise price—Approximated fair value of common stock.
•Expected volatility—We determine the expected price volatility based on the historical volatilities of our peer group, as we do not have a trading history for our shares. Industry peers consist of several public companies in the soft drinks industries similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilize in the calculation.
•Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding based on the service or performance conditions specified for the awards. We account for the expected life of the options with service conditions in accordance with the “simplified” method as defined in ASC 718, which enables the use of a practical expedient for “plain vanilla” share options. The expected term using the simplified method is calculated using the midpoint between the vesting date and the contractual term.
•Risk-free interest rate—We based the risk-free rate on U.S. Treasury yield curve in effect at the time of the grant of the award for a term corresponding to the duration of the options.
•Dividend yield—We used a dividend rate of zero as we do not anticipate paying dividends in the foreseeable future.
Determination of fair value of common stock – The calculation of the fair value of awards also requires an estimate of our equity value. Prior to the IPO, as there was no public market for our common stock, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management and valuations by a third-party specialist. The board considered the most recently available third-party valuations of common stock and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations are performed in accordance with guidance outlined in the Americas Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Our third-party common stock valuations were prepared using a probability weighted-expected return method, or PWERM. Under this method, discrete future outcomes, such as an IPO, and non-IPO scenario were weighted based on our estimate of the probability of each scenario. In determining the equity value under each scenario, the IPO scenario utilized the market approach while the non-IPO scenario utilized a combination of the income approach and market approach. In leveraging the income approach, we estimated the equity value based on the expectation of future cash flows that the Company will generate. These future cash flows, and an assumed terminal value, were discounted to their present values using a discount rate that reflects the risks inherent in the cash flows. In leveraging the market approach, the third-party common stock valuations reviewed the trading multiples of guideline publicly traded companies, the transactions multiples of guideline comparable company transactions, and also gave consideration to our precedent transactions. Given our simple capital structure, after subtracting net debt, the residual equity value as of the various date was allocated to the common stock.
In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:
•the nature and history of our business;
•our stage of development and commercialization and our business strategy;

•external market conditions affecting our industry and the global soft drinks and consumer products industry;
•the market value of companies that are engaged in a similar business to ours;
•our financial positions, including cash on hand, and our historical and forecasted performance and operating results;
•the lack of an active public market for our common stock;
•the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions;
•the analysis of IPOs and the market performance of similar companies in our industry;
•the overall inherent risks associated with our business at the time awards were approved; and
•the overall equity market conditions and general economic trends.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation could have been materially different.
Once a public trading market for our common stock was established in connection with the completion of the IPO in October 2021, it is now no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is now determined based on the quoted market price of our common stock.
Stock Awards Granted Subsequent to Our Initial Public Offering
For stock awards granted subsequent to our initial public offering, the fair value of the common stock assumed for the grant date fair value of the awards will be based on the closing price of our common stock as reported on the day of grant.
Income Taxes
The Company accounts for income taxes under Accounting Standards Codification (ASC) 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Interest and penalties related to unrecognized tax positions are included in income tax expense in the consolidated statement of operations and comprehensive income and accrued expenses in the consolidated balance sheets. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We must make assumptions and judgments to estimate the amount of valuation allowances to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Intangible assets
Intangible assets consist primarily of acquired trade names and distributor relationships. The Company determines the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives of ten years, using the straight-line method, which approximates the pattern in which the economic benefits are consumed. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or a triggering event. When a triggering event is identified, a test of recoverability is performed by estimating the undiscounted future cash flows associated with such assets and comparing them to the carrying value of the asset. When the recoverability test fails, the Company measures the impairment loss based on the fair value of the assets compared to the carrying amount of the asset. The fair value of the trade names is determined through an income approach using the relief from royalty method. The fair value of the distributor relationships is determined through an income approach using the excess earnings method.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is measured in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis on December 31, or more frequently if the Company believes indicators of impairment exist.
The Company has determined that there are three reporting units for purposes of testing goodwill for impairment: (i) the Americas reporting unit, (ii) the Europe reporting unit, and (iii) the Asia reporting unit. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In performing the qualitative assessment, the Company reviews factors both specific to the reporting units and to the Company as a whole, such as financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit at the last valuation date. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, the quantitative impairment test is required; otherwise, no further testing is required.
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2021 and 2020, there were no impairments recorded.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of this offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements elsewhere within this Annual Report on Form 10-K .

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.
As of December 31, 2021, the outstanding amounts related to our Revolving Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the Revolving Facility as of December 31, 2021. The Company repaid the outstanding balance on the 2021 Term Loan as discussed in the consolidated financial statements included elsewhere in this Form 10-K, using net proceeds received on the closing of the initial public offering.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our net sales, cost of goods sold, and operating expenses. We use derivative financial instruments to reduce our net exposure to foreign currency fluctuations. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We generally target to hedge a majority of our forecasted yearly foreign currency exchange exposure through a 24-month rolling layered approach and leave a portion of our currency forecast floating at spot rate. Our currency forecast and hedge positions are reviewed quarterly. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other income (expense), net” in the consolidated statements of operations.
The total notional values of our forward exchange contracts were $89.1 million and $62.4 million as of December 31, 2021 and December 31, 2020, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $2.1 million as of December 31, 2021, and we estimate that a 10 percent strengthening or weakening of the U.S. dollar would have resulted in a approximately $2 million gain or loss.

Part of our cash and cash equivalents are denominated in foreign currencies. As of December 31, 2021, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2020, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our costs of goods and labor costs. As of December 31, 2021, we have seen significant inflation caused by COVID-19 related global supply chain disruptions which put pressure on our costs and margins. More specifically, there was a significant escalation of transportation costs, primarily ocean freight costs due to shipping and ports constraints and in domestic logistics.
Credit Risk
We are exposed to concentration of credit risk from our major customers. As of December 31, 2021, sales to two customers represented approximately 53% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in substantial additional charges.

Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Vita Coco Company, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Vita Coco Company, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, non-controlling interests and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2022
We have served as the Company’s auditor since 2012.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
(Amounts in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$28,690	$72,181
Accounts receivable, net of allowance of $1,301 at December 31, 2021, and $1,211 at December 31, 2020	47,195	30,504
Inventory	75,360	31,967
Supplier advances	1,170	1,190
Derivative assets	126	200
Prepaid expenses and other current assets	20,718	23,105
Total current assets	173,259	159,147
Property and equipment, net	2,473	2,880
Goodwill	7,791	7,791
Intangible assets, net	7,934	9,154
Supplier advances	2,808	2,925
Deferred tax assets, net	1,265	—
Other assets	1,954	1,964
Total assets	$197,484	$183,861
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,338	$15,837
Accrued expenses	42,399	34,482
Notes payable, current	28	22
Derivative liabilities	3,197	5,364
Total current liabilities	73,962	55,705
Credit facility	—	25,000
Notes payable	48	34
Deferred tax liability	—	342
Other long-term liabilities	301	481
Total liabilities	$74,311	$81,562
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; and 61,764,582 shares and 59,200,050 shares issued at December 31, 2021 and 2020, respectively; 55,558,382 and 58,185,855 shares outstanding at December 31, 2021 and 2020, respectively.	618	592
Additional paid-in capital	134,730	100,849
Loan to stockholder	—	(17,700)
Retained earnings	47,369	28,354
Accumulated other comprehensive loss	(616)	(949)
Treasury stock, 6,206,200 shares at cost as of December 31, 2021, and 1,014,195 shares at cost as of December 31, 2020	(58,928)	(8,925)
Total stockholders' equity attributable to The Vita Coco Company, Inc.	123,173	102,221
Noncontrolling interests	—	78
Total stockholders' equity	$123,173	$102,299
Total liabilities and stockholders' equity	$197,484	$183,861
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$379,513	$310,644	$283,949
Cost of goods sold	266,365	205,786	190,961
Gross profit	113,148	104,858	92,988
Operating expenses
Selling, general and administrative	88,559	74,401	78,917
Change in fair value of contingent consideration	—	(16,400)	700
Total operating expenses	88,559	58,001	79,617
Income from operations	24,589	46,857	13,371
Other income (expense)
Unrealized gain (loss) on derivative instruments	2,093	(4,718)	(1,233)
Foreign currency gain (loss)	(2,088)	1,848	201
Loss on extinguishment of debt	(132)	—	—
Interest income	127	404	225
Interest expense	(360)	(791)	(1,163)
Total other income (expense)	(360)	(3,257)	(1,970)
Income before income taxes	24,229	43,600	11,401
Income tax expense	(5,237)	(10,913)	(1,979)
Net income	$18,992	$32,687	$9,422
Net income (loss) attributable to noncontrolling interest	(23)	27	5
Net income attributable to The Vita Coco Company, Inc.	$19,015	$32,660	$9,417
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.35	$0.56	$0.17
Diluted	$0.35	$0.56	$0.16
Weighted-average number of common shares outstanding
Basic	53,689,910	58,501,170	56,968,730
Diluted	54,186,121	58,610,825	57,152,550
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$18,992	$32,687	$9,422
Other comprehensive income:
Foreign currency translation adjustment	320	346	855
Total comprehensive income including noncontrolling interest	19,312	33,033	10,277
Net income (loss) attributable to noncontrolling interest	(23)	27	5
Foreign currency translation adjustment attributable to noncontrolling interest	4	5	11
Total comprehensive income (loss) attributable to noncontrolling interest	(19)	32	16
Total comprehensive income attributable to The Vita Coco Company, Inc.	$19,331	$33,001	$10,261
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except share amounts)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In Capital	Loan to Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Stockholders' Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
	Shares	$Amount	Shares	$Amount	Shares	$Amount					Shares	Amount

Balance at January 1, 2019	48,320,090	483	8,113,105	81	56,433,195	564	78,490	—	(13,866)	(2,150)	207,935	(1,948)	61,090	173	61,263
Net income	—	—	—	—	—	—	—	—	9,417	—	—	—	9,417	5	9,422
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	3,640	(37)	(37)	—	(37)
Issuance of common shares	2,472,925	25	—	—	2,472,925	25	17,727	—	143	—	—	—	17,895	(143)	17,752
Loan to Stockholder	—	—	—	—	—	—	—	(17,700)	—	—	—	—	(17,700)	—	(17,700)
Stock-based compensation	—	—	—	—	—	—	2,227	—	—	—	—	—	2,227	—	2,227
Exercise of stock options	455	—	—	—	455	—	6	—	—	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	855	—	—	855	11	866
Balance at December 31,, 2019	50,793,470	$508	8,113,105	$81	58,906,575	$589	$98,450	$(17,700)	$(4,306)	$(1,295)	211,575	$(1,985)	$73,753	$46	$73,799
Net income	—	—	—	—	—	—	—	—	32,660	—	—	—	32,660	27	32,687
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	802,620	(6,940)	(6,940)	—	(6,940)
Issuance of common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Loan to Stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,517	—	—	—	—	—	1,517	—	1,517
Exercise of stock options	177,450	2	—	—	177,450	2	882	—	—	—	—	—	884	—	884
Exercise of service warrants	116,025	1	—	—	116,025	1	—	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	346	—	—	346	5	351
Balance at December 31, 2020	51,086,945	$511	8,113,105	$81	59,200,050	$592	$100,849	$(17,700)	$28,354	$(949)	1,014,195	$(8,925)	$102,221	$78	$102,299

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In Capital	Loan to Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Stockholders' Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
	Shares	$Amount	Shares	$Amount	Shares	$Amount					Shares	Amount
Net income	—	—	—	—	—	—	—	—	19,015	—	—	—	19,015	(23)	18,992
Issuance of common stock pursuant to initial public offering, net of underwriting discounts and offering costs	2,500,000	25	—	—	2,500,000	25	30,331	—	—	—	—	—	30,356	—	30,356
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to stockholder	—	—	—	—	—	—	—	17,700	—	—	—	—	17,700	—	17,700
Stock-based compensation	—	—	—	—	—	—	3,380	—	—	—	—	—	3,380	—	3,380
Exercise of stock options	20,930	—	—	—	20,930	—	178	—	—	—	—	—	178	—	178
Acquisition of non-controlling interest	43,602	1	—	—	43,602	1	(8)	—	—	13	—	—	6	(59)	(53)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	320	—	—	320	4	324
Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	$—	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$18,992	$32,687	$9,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,069	2,125	2,082
(Gain)/loss on disposal of equipment	112	(5)	(2)
Bad debt expense	76	859	1,330
Unrealized (gain)/loss on derivative instruments	(2,093)	4,718	1,233
Stock-based compensation	3,380	1,517	2,227
Impairment of intangible assets	—	90	—
Deferred tax expense	(1,644)	6,282	(788)
Change in fair value of contingent consideration	—	(16,400)	700
Loss on extinguishment of debt	132	—	—
Changes in operating assets and liabilities:
Accounts receivable	(16,917)	190	(4,930)
Inventory	(43,501)	4,978	11,090
Prepaid expenses and other assets	2,584	(16,762)	3,276
Accounts payable, accrued expenses, and other long-term liabilities	20,503	12,708	(3,628)
Net advances to suppliers	141	336	(247)
Net cash provided by (used in) operating activities	(16,166)	33,323	21,765
Cash flows from investing activities:
Cash paid for property and equipment	(557)	(392)	(1,009)
Proceeds from sale of property and equipment	—	17	—
Net cash used in investing activities	(557)	(375)	(1,009)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	30,356	—	—
Proceeds from exercise of stock options/warrants	177	885	6
Proceeds from sale of common stock	—	—	27
Proceeds from settlement of loan to stockholder	17,700	—	—
Borrowings on credit facility	—	25,000
Repayments of borrowings on credit facility	(25,000)	—	(7,000)
Proceeds from the term loan	30,000	—
Repayments of the term loan	(30,000)	—
Cash received (paid) on notes payable	21	(16,895)	(3,361)
Cash paid to acquire treasury stock	(50,003)	(6,940)	(37)
Cash paid to acquire portion of non-controlling interest	(54)	—	—
Net cash (used in) provided by financing activities	(26,803)	2,050	(10,365)
Effects of exchange rate changes on cash and cash equivalents	35	443	866
Net (decrease) increase in cash and cash equivalents	(43,491)	35,441	11,257
Cash and cash equivalents at beginning of the period	72,181	36,740	25,483
Cash and cash equivalents at end of the period	$28,690	72,181	36,740
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,440	$9,718	$1,991
Cash paid for interest	349	812	1,131
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers own brands, predominantly in the United States. Other products include coconut oil, coconut milk, coconut as a commodity, natural energy drink (under the brand name, Runa), water (under the brand name, Ever & Ever) and protein-infused fitness drink (under the brand name, PWR LIFT).
The Company was incorporated in Delaware as All Market Inc. on January 17th, 2007. On September 9, 2021, we changed our name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which is marketed and distributed primarily in the United States.
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
The Company has ten wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, one North American subsidiary established in 2015, as well as majority ownership in All Market Europe, Ltd. (AME) in the United Kingdom until the Company reacquired the minority stockholders' shares and became wholly-owned as of December 31, 2021. AME was established in fiscal 2009 and has 100% ownership in two European subsidiaries established in 2015. The noncontrolling interest in AME represents minority stockholders’ proportionate share of the equity in AME. The noncontrolling interest is presented in the equity section of the Company’s consolidated balance sheets. One of the wholly-owned Asian subsidiaries, All Market Singapore Pte Ltd (AMS), has 100% ownership in one subsidiary, established in 2018 in Ecuador.

Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include all the accounts of the wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation; the noncontrolling interest in consolidated subsidiaries presented in the accompanying consolidated financial statements represents the portion of AME stockholders’ equity, which is not directly owned by the Company.
Initial Public Offering (“IPO”)

The Company’s registration statement on Form S-1, as amended, was declared effective by the SEC on October 20, 2021 related to the IPO of its common stock in the prospectus dated October 20, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”). On October 21, 2021, the Company’s shares began trading on the NASDAQ under the ticker symbol “COCO”. On October 25, 2021, we completed our IPO by issuing 2,500,000 shares of our common stock, $0.01 par value per share, at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30 million, after deducting the underwriting discount and commissions of approximately $2 million and offering expenses of approximately $5 million. Additionally, certain selling stockholders sold an aggregate of 9,000,000 shares in the initial offering, 399,922 shares under the option to purchase additional shares exercised by the underwriters, and 1,333,333 shares in a concurrent private placement (see Note 11 for additional information on the private placement). The Company did not receive any proceeds from the sale of these shares by certain selling stockholders.

On October, 27, 2021, the Company used the net proceeds from the IPO to repay the outstanding balance on the 2021 Term Loan. See Note 10 for additional information on the repayment of the 2021 Term Loan.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Concurrent with the IPO, various agreements were amended or newly effective, which are further described in our Prospectus, which include:
•The Registration Rights agreement
•The Investor Rights agreement
•Amendments to the employment agreements for the co-CEOs, Mike Kirban and Martin Roper;
•Adoption of the new 2021 Stock Incentive Award Plan and new grants of awards to employees and directors, which was effective in connection with the IPO; and
•Adoption of a new 2021 Employee Stock Purchase Plan, which was effective in connection with the IPO.
Stock Split and Authorized Shares
On October 11, 2021, the Company’s Board of Directors and stockholders approved an amended and restated certificate of incorporation of the Company effecting a 455-for-1 stock split of the Company’s issued and outstanding shares of common stock, and an increase to the authorized shares of our common stock to 500,000,000 shares. The split was effected on October 11, 2021 and without any change in the par value per share. All information related to the Company’s common stock and stock awards has been retrospectively adjusted to give effect to the 455-for-1 stock split, without any change in the par value per share.
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
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s cash flow, business, financial condition, results of operations and prospects will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), impact of the new COVID-19 variants and the rollout of COVID-19 vaccines, and the level of social and economic restrictions imposed in the United States and abroad in an effort to curb the spread of the virus, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company has experienced some impacts on inventory availability and delivery capacity since the outbreak which have impacted, at times, the Company’s ability to fully service its customers, including temporary facility shutdowns, local transportation interruptions, and general pressure on global shipping lines. The Company has taken measures to bolster key aspects of its supply chain and the Company continues to work with its supply chain partners to try to ensure its ability to service its customers. Although not a material impact in the years ended December 31, 2019 and 2020, the Company saw in fiscal year 2021 significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Starting in the second quarter 2021, we took pricing actions such as delaying promotions until later in the year, reducing discounting and sharing cost increases with private label customers as we were able, in order to partially offset the inflationary costs of goods effects we were experiencing. We do not believe the current costs of goods inflated by the current economic and supply chain pressures are fully representative of our future costs of goods in a normal supply chain environment.

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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgement in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, the determination of accounts receivables reserve, assessing goodwill for impairment, the determination of the value of trade promotions and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer.
For the Company’s various products in the Vita Coco Coconut Water and Other product categories (refer to Note 3, Revenue Recognition), control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue. The transaction price recognized reflects the consideration the Company expects to receive in exchange for the sale of the product. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that would meet the criteria for a distinct good or service that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent fulfillment costs, which are included in cost of goods sold, rather than revenue.
Additionally, the Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders is completed, which may be prior to any shipment. The resulting contract assets are recorded in prepaid expenses and other current assets.
The Company provides trade promotions to its customers. These discounts do not meet the criteria for a distinct good or service and therefore, the Company reduces revenue for the discounts associated with meeting this obligation based on the expected value method. These consolidated financial statements include trade promotion accruals. Trade promotion accruals are made for invoices that have not yet been received as of year-end and are recorded as a reduction of sales. This promotion accrual is a management estimate based upon the known price of retail promotions and estimates of the sales volume during the promotion period.
Cost of Goods Sold
Costs of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, and warehouse fulfillment costs incurred in operating and staffing warehouses.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Shipping and Handling Costs
Shipping and handling costs related to the sale of inventory represent outbound distribution costs, and are included in cost of goods sold in the consolidated statement of operations. Shipping and handling costs were $9,331, $7,353 and $7,928 for the years ended December 31, 2021, 2020, and 2019, respectively.
Advertising Expenses
Advertising expenses are charged to expense in the period they are incurred and are recorded in selling, general and administrative expenses. Advertising expenses were $13,755, $12,862 and $16,571 for the years ended December 31, 2021, 2020 and 2019, respectively.
Research and Development
Research and development costs are charged to expense in the period incurred and are recorded in selling, general and administrative expenses. Research and development expenses were $477, $313 and $642 for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (ASC 718) for stock options issued under the 2014 Stock Option and Restricted Stock Plan and the 2021 Stock Incentive Award Plan.
The Company measures all stock option awards based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period of each stock-option grant, which is generally the vesting period of the respective award by using the accelerated attribution method. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods. The Company issues stock-based awards with service-based and performance-based and market-based vesting conditions. The Company recognizes expense for performance-based awards when it becomes probable that such awards will be earned over a requisite service period. The Company defers the recognition of compensation expense for the stock-option awards that vest upon a qualifying liquidity events until the qualifying events are probable of occurrence. Stock option awards are equity-classified, as they do not contain a cash settlement option or other features requiring them to be liability-classified.
The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards with service-based vesting conditions and performance-based vesting conditions. For stock awards with performance-based and market-based vesting conditions, the Company uses the Barrier option valuation model to determine the fair value.
The Company has classified stock-based compensation expense in its consolidated statements of operations in selling, general, and administrative expenses, reflecting the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. See Note 15 for further information.
Income Taxes
The Company accounts for income taxes under Accounting Standards Codification (ASC) 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Interest and penalties related to unrecognized tax positions are included in income tax expense in the consolidated statement of operations and comprehensive income and accrued expenses in the consolidated balance sheets. The Company recognizes the effect of income tax positions only if those positions are more likely than not

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Net Income per Common Share
In accordance with ASC Topic 260 Earnings Per Share (ASC 260), net income per common share, on a basic and diluted basis, is presented for all periods, calculated using the treasury stock method. Basic net income per share is computed by dividing net income by the weighted average number of common shares and service warrants outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. The calculation of common equivalent shares assumes the exercise of dilutive in-the-money stock options, net of assumed treasury share repurchases at average market prices, as applicable.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and money market instruments with maturities of three months or less.
Accounts Receivable
Accounts receivable are reported net of an allowance for doubtful accounts. In determining such an allowance, the Company considers historical losses and existing economic conditions, as well as the credit quality of each customer. Accounts receivable are charged off when the Company deems amounts to be uncollectible.
Inventory
Inventory represents raw materials, finished goods, packaging, and inbound shipping and handling and is reported at the lower of cost or net realizable value being determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company reserves for finished goods that are close to the date of expiration.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. If an in-process equity financing is abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As a result of the completion of the IPO on October 25, 2021 as described in Note 1, deferred offering costs recorded during the period were netted against the proceeds of the offering and reflected as a component of additional paid-in-capital in the quarter ended December 31, 2021. As of December 31, 2021 and 2020, the Company had no deferred offering costs in the consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets or in the case of leasehold improvements, the lease term if shorter, using the straight-line method of depreciation. Repairs and maintenance are charged to expense as incurred. The estimated useful lives of the Company’s property and equipment are as follows:
•Equipment and computer software and hardware – 3-7 years
•Leasehold improvements – The lesser of the life of the asset or the term of the lease

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

•Vehicles – 5 years
•Furniture and fixtures – 3-5 years
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, principally intangibles and property and equipment, by comparing asset group’s carrying value to the expected undiscounted future cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss is recorded based upon the difference between the carrying amount and the fair value of the asset.
Acquisitions
The Company evaluates each of its acquisitions under the accounting framework in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (ASC 805). ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the consolidated financial statements from the date of the acquisition. The Company allocated the purchase price, including the fair value of any non-cash and contingent consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
Contingent consideration payable in cash or a fixed dollar amount settleable in a variable number of shares is classified as a liability and recorded at fair value, with changes in fair value recorded as a component of operating expenses in the accompanying consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations.
The Company performs valuations of assets acquired, liabilities assumed, and contingent consideration and allocate the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired, liabilities assumed, and contingent consideration requires the use of significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, the probability of the achievement of specified milestones, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired, liabilities assumed, and contingent consideration in a business combination.
Intangible assets
Intangible assets consist primarily of acquired trade names and distributor relationships. The Company determines the appropriate useful life of the intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives of ten years, using the straight-line method, which approximates the pattern in which the economic benefits are consumed.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is measured in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other (ASC 350). Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis on December 31, or more frequently if the Company believes indicators of impairment exist.
The Company has determined that there are three reporting units for purposes of testing goodwill for impairment: (i) the Americas reporting unit, (ii) the Europe reporting unit, and (iii) the Asia reporting unit. All of the Company’s goodwill is allocated to the Americas reporting unit. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In performing the qualitative assessment, the Company reviews factors both specific to the reporting units and to the Company as a whole, such as

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit at the last valuation date. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, the quantitative impairment test is required; otherwise, no further testing is required.
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in the Company’s industry, and require to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. It is the Company’s policy to conduct impairment testing based on its most current business plans, projected future revenues and cash flows, which reflect changes anticipated in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2021, 2020 and 2019, there were no impairments recorded.
Supplier Advances
The Company issues advances to certain manufacturers with interest at rates between 0% and 4% with terms extending to November 2024. These advances are assessed for collectability and an allowance for credit losses is recognized when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. There was no allowance recorded as of December 31, 2021 and a $384 allowance was recorded as of December 31, 2020.
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The Company maintains the financial statements of each entity within the group in its local currency, which is also the entity’s functional currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate applicable during the period. Translation gains and losses are included as a component of accumulated other comprehensive income in stockholders’ equity.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included as a component of other income (expense) in the accompanying consolidated statements of operations when incurred.
Derivative Instruments
The Company periodically enters into forward foreign currency exchange contracts to hedge its foreign currency exposure. The fair value of these contracts is recorded in the consolidated balance sheets with a corresponding adjustment to the consolidated statements of operations for the change in fair value of the derivative instruments, as the contracts have not been designated as a hedge instrument. Refer to Note 13, Derivative Instruments, for more information.
Segment Information
The Company operates as two operating and reportable segments: (i) Americas segment, which is comprised of the Company’s operations in the Americas region, primarily in the U.S. and Canada, and (ii) International segment, which is comprised of the Company’s operations primarily in Europe, Middle East, and the Asia Pacific regions.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

The Company’s Co-Chief Executive Officers (“Co-CEOs”), as the chief operating decision makers (CODM), manage and allocate resources between the Americas and International segments. Consistent with this decision-making process, the Co-CEOs use financial information disaggregated between the Americas and International segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The Co-CEOs evaluate segment business performance based primarily on net sales and gross profit.
Concentration of Credit Risk
The Company’s cash and accounts receivable are subject to concentrations of credit risk. The Company’s cash balances are primarily on deposit with banks in the U.S. which are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250. At times, such cash may be in excess of the FDIC insurance limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions and any excess cash above a certain minimum balance could be invested in overnight money market treasury deposits in widely diversified accounts.
Substantially, all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchase from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers represented 53%, 54% and 63% of total net sales during the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the two customers also accounted for 37% and 38% of total accounts receivable as of December 31, 2021 and 2020, respectively. The Company has not experienced credit issues with these customers.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and several amendments, codified as ASC 606, which supersedes the revenue recognition guidance in ASC Topic 605. ASC 606, among other provisions, (i) is based on the principle that revenue should depict the transfer of control of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and (ii) requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. The Company adopted ASC 606 and the related updates on January 1, 2019, for the year ended December 31, 2020. Implementation followed the modified retrospective method, which applies the new guidance to contracts not completed as of the date of adoption. The cumulative effect of initial application of the new standard did not result in any material changes, and therefore, no adjustment was made to the opening balance of retained earnings. Prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not identify material changes to the consolidated financial statements for the period of ASC 606 adoption, and there were no significant policy changes impacting the timing or measurement of revenue. The Company has updated its accounting policies to ensure ongoing compliance with ASC 606.
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This update removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Upon adoption, the guidance is to be applied prospectively. The amendments in ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to nonemployee share-based payment accounting (“ASU 2018-07”), that expands the scope of Topic 718 to include stock-based payments issued to nonemployees for goods and services, which are currently accounted for under Topic 505. The ASU specifies that Topic 718 will apply to all stock-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations in exchange for stock-based payment awards. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2019. The Company adopted the guidance in this amendment effective January 1, 2020. Upon transition, the Company remeasured equity-classified awards for which a measurement date had not been established. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

In August 2018, the FASB issued ASU 2018-13, Changes to the disclosure requirements for fair value measurement, that modify the disclosure requirements on fair value measurements in Topic 820, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. The Company adopted the guidance in this amendment effective January 1, 2020. The adoption of ASU 2018-13 resulted in changes in disclosures but did not have an impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update is associated with customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. The guidance is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted the guidance in this amendment using a prospective approach effective January 1, 2021 for the fiscal year ended December 31, 2021. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires disclosure about certain government assistance they receive. ASU 2021-10 is effective for all entities for annual periods beginning after December 15, 2021. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), (“ASU 2019-12”) that simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating incomes taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years, for nonpublic entities. Early adoption is permitted. This standard will be effective for the Company in the first quarter of its fiscal year ending December 31, 2023. The Company is assessing the impact of adoption on the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”). In July 2018, the FASB issued Accounting Standards Update 2018-11 Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all operating leases, with an exception provided for leases with a duration of one year or less. Further, incremental disclosures will be required around the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 for nonpublic entities. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company will adopt ASU 2016-02 beginning on January 1, 2022. The Company is assessing the impact of adoption on the consolidated financial statements.
3. REVENUE RECOGNITION
Revenues are accounted for in accordance with ASC 606. The Company disaggregates revenue into the following product categories:
•Vita Coco Coconut Water – This product category consists of all branded coconut water product offerings under the Vita Coco labels, where the majority ingredient is coconut water. The Company determined that the sale of the products represents a distinct performance obligation as customers can benefit from purchasing the products on their own or together with other resources that are readily available to the customers. For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
•Private Label – This product category consists of all private label product offerings, which includes coconut water and oil. The Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders occurs, which may be prior to any shipment.
•Other – This product category consists of all other products, which includes Runa, Ever & Ever and PWR LIFT product offerings, Vita Coco product extensions beyond coconut water, such as Vita Coco Sparkling, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	December 31, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$231,858	$34,639	$266,497
Private Label	80,639	14,007	94,646
Other	11,394	6,976	18,370
Total	$323,891	$55,622	$379,513

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	December 31, 2020
	Americas	International	Consolidated
Vita Coco Coconut Water	$164,786	$27,167	$191,953
Private Label	83,449	12,596	96,045
Other	14,664	7,982	22,646
Total	$262,899	$47,745	$310,644

	December 31, 2019
	Americas	International	Consolidated
Vita Coco Coconut Water	$151,045	$31,742	$182,787
Private Label	71,774	10,903	82,677
Other	14,596	3,889	18,485
Total	$237,415	$46,534	$283,949
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net was $47,195 and $30,504 as of December 31, 2021 and 2020, respectively. The Company recorded an allowance for doubtful accounts of $1,301 and $1,211 as of December 31, 2021 and 2020, respectively.
Changes in the allowance for doubtful accounts for the periods presented were as follows:

Balance at January 1, 2020	$1,543
Provision charged to operating results	475
Account write-offs and other deductions, net of recoveries	(807)
Balance as of December 31, 2020	$1,211
Provision charged to operating results	76
Account write-offs and other deductions, net of recoveries	14
Balance as of December 31, 2021	$1,301
5. INVENTORY
Inventory consists of the following:

	December 31,
	2021	2020
Raw materials and packaging	$4,868	$2,771
Finished goods	70,492	29,196
Inventory	$75,360	$31,967
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	December 31,
	2021	2020

Tax receivables	$2,946	$6,920
Contract assets	2,627	2,128
VAT receivables	1,436	2,106
Supplier prepaid	6,182	3,467
Prepaid insurance	2,530	391
Other prepaid expenses	2,614	5,018
Other receivables	2,383	3,075
	$20,718	$23,105
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2021	2020
Equipment and computer software and hardware	$4,604	$4,930
Leasehold improvement	503	818
Vehicles	820	774
Land and improvements	506	506
Furniture and fixtures	321	370
Total Property Plant & Equipment	6,754	7,398
Less accumulated depreciation and amortization	(4,281)	(4,518)
Property and equipment-net	$2,473	$2,880
Depreciation expense related to property and equipment, net for the years ended December 31, 2021, 2020 and 2019 was $849, $905 and $846, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and Intangible Assets, net consist of the following:

	December 31,
	2021	2020
Goodwill	$7,791	$7,791

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net
Trade names	$6,200	$(2,187)	$4,013	$6,200	$(1,567)	$4,633
Distributor relationships	6,000	(2,117)	$3,883	6,000	(1,517)	4,483
Other	38	—	$38	38	—	38
Total intangible assets subject to amortization	$12,238	$(4,304)	$7,934	12,238	$(3,084)	$9,154

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Annual Goodwill Impairment Testing
All of the Company’s goodwill is associated with the acquisition of Runa, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. In assessing whether goodwill was impaired in connection with its annual impairment testing performed at December 31, 2020, the Company elected to bypass the qualitative assessment and, performed a quantitative assessment in accordance with ASC 350. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the quantitative analysis. In December 31, 2021, the Company performed the qualitative assessment only, which did not indicate that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, resulting in no further quantitative testing. Based on the results of the annual impairment test, the Company concluded that no impairment to goodwill existed as of December 31, 2021, 2020 and 2019.
Intangible Assets, net
The intangible assets, net associated with the acquisition of Runa was $7,934 and $9,154 as of December 31, 2021 and 2020, respectively.
All the intangible assets are amortized over their useful life. Since the intangibles are subject to amortization, they are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Under ASC 360, long-lived assets are tested for recoverability at the asset group level whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In step 1, the entity determines recoverability of the asset group by comparing its carrying value with the sum of its undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the sum of the undiscounted cash flows is less than the carrying value of the asset group, then step 2 must be performed, in which the entity compares the fair value of the asset group to its carrying amount. The excess of the carrying value of the asset group over its fair value, if any, would be recognized as an impairment loss.
During 2020, the Company identified facts and circumstances that indicated that the fair value of the intangible assets associated with Runa, including the trade names and distributor relationships, and certain of its Other intangible assets not associated with Runa may not be recoverable, resulting in the determination that a triggering event had occurred. Based on step 1, the Company determined that the Runa intangible assets were recoverable based on a test of recoverability using expected undiscounted future cash flows for the Runa brand in the Americas. However, based on step 1, the Other intangible assets not associated with Runa were not recoverable based on a test of recoverability using expected undiscounted future cash flows. For the Other intangible assets not associated with Runa, the Company then applied step 2, by determining the fair value of the Other intangible asset using a discounted cash flow valuation analysis, which concluded that the fair value was below the carrying amount. Accordingly, the Company recorded an impairment charge of $90 for the year ended December 31, 2020, which is recorded in selling, general and administrative expense on the Company’s consolidated statements of operations. There were no indicators or impairment of the intangible assets for the year ended December 31, 2021 or 2019.
Amortization expense of $1,220, $1,220, and $1,236 for the years ended December 31, 2021, 2020 and 2019 were included in selling, general and administrative expenses on the consolidated statements of operations.
As of December 31, 2021, the estimated future amortization expense for amortizable intangible assets placed in service is as follows:

Year ending December 31, 2022	$1,224
2023	1,224
2024	1,224
2025	1,224
2026	1,224
Thereafter	1,814
$7,934

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

9. ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued promotions and marketing	$19,455	$15,137
Payroll and benefits related expenses	10,258	7,493
Shipping and handling costs	4,175	3,215
Accrued trade payable	1,647	2,782
VAT Payable	2,276	1,927
Income Tax payable	2,138	1,661
Accrued Professional fees	628	380
Other accrued expenses	1,822	1,887
	$42,399	$34,482
10. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of December 31, 2021 and 2020:

	December 31,
	2021	2020
2020 Credit facility	$—	$25,000
Notes payable
2021 Term Loan	$—	$—
Vehicle loans	76	56
	$76	$56
Current	$28	$22
Non-current	$48	$34
2020 Credit Facility
In May 2020, the Company entered into a five-year credit facility (“2020 Credit Facility”) with Wells Fargo consisting of a revolving line of credit. The 2020 Credit Facility was further amended in May 2021 and October 2021, and currently provides for committed borrowings of $60 million. Borrowings on the 2020 Credit Facility bear interest at rates based on either London InterBank Offered Rate (LIBOR) or a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%), as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum, with the spread in each case being based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
In December 2020, the Company drew down $25,000 on the 2020 Credit Facility. As of December 31, 2020, the Company had $25,000 outstanding, $25,000 undrawn and available as well as a $10,000 non-committed accordion feature under its 2020 Credit Facility. As of December 31, 2021, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $176 and $39, respectively, for the year ended December 31, 2021. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $42 and $22, respectively, for the year ended December 31, 2020.The effective interest rate was 0.97% and 1.15%, respectively, as of December 31, 2021 and 2020.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of December 31, 2021, the Company was compliant with all financial covenants.
2021 Term Loan
In May 2021, the Company entered into a Term Commitment Note with Wells Fargo (“2021 Term Loan”) pursuant to the terms of the credit agreement entered into in connection with the 2020 Credit Facility. The 2021 Term Loan provided the Company with borrowings up to $30,000. The Company incurred interest on the 2021 Term Loan at the same rate as the 2020 Credit Facility. The Company was required to repay the principal on the 2021 Term Loan in quarterly installments commencing on October 1, 2021 through the maturity date of May 21, 2026.
The 2021 Term Loan was subject to the same affirmative, negative and financial covenants as the 2020 Credit Facility. On October 27, 2021, the Company repaid the outstanding balance on the 2021 Term Loan using the net proceeds from the IPO as discussed in Note 1. In accordance with ASC 470, the Company recognized a loss of $132 related primarily to the write-off of deferred financing costs, which was recorded in the "Loss on extinguishment of debt" line in the accompanying consolidated statements of operations.

Prior to entering into the 2021 Term Loan, the Company held two other Term Loans:
• 2016 Term Loan—On August 9, 2016, the Company entered into a five-year term loan with JPMorgan Chase, N.A. (“2016 Term Loan”). The total amount of the term loan is $10,000 which matures in August 2021. Principal payments are based on an increasing percentage of the initial loan amount varying from 2.5% to 5% and are made at the end of each quarter.

• 2017 Term Loan—On April 25, 2017, the Company entered into a five-year term loan with JPMorgan Chase, N.A. (“2017 Term Loan 2017”). The total amount of the term loan is $15,000 which matures in April 2022. Principal payments are based on an increasing percentage of the initial loan amount varying from 2.5% to 5% and are made at the end of each quarter.

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

The 2016 Term Loan and 2017 Term Loan also required the Company to maintain certain financial covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio.

In May 2020, the Company paid off its 2016 Term Loan and the 2017 Term Loan in connection with entering into the 2020 Credit Facility.

Interest expense related to the 2021, 2017, and 2016 Term Loans amounted to $141, $188 and $734 for the years ended December 31, 2021, 2020 and 2019, respectively.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Vehicle Loans
The Company periodically enters into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The Company is required to make principal payments of $2 on a monthly basis.
Aggregate principal payments on the notes payable for the next five years are as follows:

2022	$28
2023	22
2024	13
2025	10
2026	3
Total notes payable	$76
11. COMMITMENTS AND CONTINGENCIES
Operating Leases—The aggregate minimum commitments for renting the office spaces under non-cancellable operating leases as of December 31 are as follows:

Years Ending December 31,	Minimum Commitment
2022	$1,085
2023	226
2024	154
2025	51
2026	—
Thereafter	—
$1,516

Rent expense on the leases included above amounted to $1,134, $1,126 and $1,140 for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations.
Contingencies:
Litigation—The Company may engage in various litigation in the ordinary course of business. The Company intends to vigorously defend itself in such matters and management, based upon the advice of legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the consolidated financial statements. For the cases for which management believes that it is more likely than not that it will lose the case, a provision for legal settlements has been recorded. As of December 31, 2021 and 2020, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	Net sales			Accounts receivable
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Customer A	30%	35%	37%	18%	22%
Customer B	23%	19%	26%	19%	16%
Concurrent with, and subject to, the consummation of the IPO, entities affiliated with a significant customer agreed to purchase $20 million of shares of common stock, at a price per share equal to the IPO price per share at which our common stock was sold to the public, from Verlinvest Beverages SA, an existing stockholder, in a private placement. The Company did not receive any proceeds from the private placement. As a result, this customer acquired less than 5% ownership in the Company.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Year Ended December 31,
	2021	2020
Supplier A	21%	27%
Supplier B	13%	18%
Supplier C	6%	10%
12. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging (ASC 815). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchases or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of December 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
The Company is subject to the following currency risks:
Inventory purchases from Brazilian and Malaysian manufacturers—In order to mitigate the currency risk on inventory purchases from its Brazilian and Malaysian manufacturers, which are settled in Brazilian Real (BRL) and Thai Bhatt (THB), the AMS subsidiary enters into a series of forward currency swaps to buy BRL and THB.
Intercompany transactions between AME and AMS—In order to mitigate the currency risk on intercompany transactions between AME and AMS, AMS enters into foreign currency swaps to buy/sell British Pounds (GBP).
Commercial transactions with Canadian customer and vendors—In order to mitigate the currency risk on transactions with Canadian customer and vendors, the Company enters into foreign currency swaps to sell Canadian Dollars (CAD).
The Company was also subject to interest rate risk on its variable interest rate over the 2017 Term Loan. On October 29, 2018 the Company entered into a swap agreement (ISDA) with JPMorgan Chase, N.A. to hedge part of its variable interest rate over the Term Loan 2017 listed in Note 10. The lock in rate was fixed at 3.08% and covered a notional amount of $10,875 as of December 31, 2019. The Company terminated the swap agreement in May 2020, in connection with the repayment of the outstanding Term Loan 2017 balance.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

The notional amount and fair value of all outstanding derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$22,323	$125	Derivative assets
Receive MYR/sell USD	392	1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$43,174	$(2,389)	Derivative liabilities
Receive USD/pay CAD	4,731	(57)	Derivative liabilities
Receive THB/sell USD	18,488	(751)	Derivative liabilities

December 31, 2020
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive THB/sell USD	$8,730	$200	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$29,329	$(3,817)	Derivative liabilities
Receive USD/pay GBP	15,298	(1,120)	Derivative liabilities
Receive USD/pay CAD	9,006	(427)	Derivative liabilities
The amount of realized and unrealized gains and losses and consolidated statements of operations and comprehensive income location of the derivative instruments as of December 31, 2021 and 2020 are as follows:

	2021	2020	2019
Unrealized gain (loss) on derivative instruments	$2,093	$(4,718)	$(1,233)
Location	Unrealized gain on derivative instruments	Unrealized (loss) on derivative instruments	Unrealized (loss) on derivative instruments
Foreign currency gain (loss)	$(5,679)	$6,765	$(615)
Location	Foreign currency (loss)	Foreign currency gain	Foreign currency (loss)
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

13. FAIR VALUE MEASUREMENTS
ASC 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observability of the inputs used in valuation techniques, the Company’s assets and liabilities are classified as follows:
•Level 1—Quoted market prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes internally developed models and methodologies utilizing significant unobservable inputs.
Forward currency swap contracts—The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.
Contingent consideration liability—The Company utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at December 31, 2021 and 2020, is as follows:

	Level 1	Level 2 Forward Currency Swaps/Contracts	Level 3 Contingent consideration liability	Total
2021	$—	$(3,071)	$—	$(3,071)
2020	$—	$(5,164)	$—	$(5,164)
In connection with the Company’s acquisition of the entity currently known as AMI Runa USA LLC ("Runa") , the Company was obligated to pay contingent payments to Runa’s former shareholders only if a certain growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. Per the acquisition agreement, the contingent payment cannot exceed $51,500. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment. The Company does not believe that the Runa business will achieve the growth targets required and thus expect that the contingent consideration will be zero at December 2022.
The fair value of contingent consideration of $15,700 determined on the acquisition date in 2018 was initially recognized as a liability and then subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of operating expenses in the accompanying consolidated statements of operations.

The contingent consideration liability related to the acquisition of Runa was considered a Level 3 liability, as the fair value was determined based on significant inputs not observable in the market, and recorded within other long-term liabilities in the accompanying consolidated balance sheets. The Company estimated the fair value of the contingent consideration liability based on a probability-weighted present value of various future cash payment outcomes using a Monte Carlo simulation. The technique considered the following unobservable inputs as of each valuation date:
•The probability and timing of achieving the specified milestones,

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

•Revenue performance expectations, and
•Market-based discount rates
Based on updated revenue performance expectations during the earn-out period for Runa, the Company remeasured the contingent consideration to zero at December 31, 2020 and at December 31, 2021. The $16,400 decrease in the liability is included as a component of operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2020.
The following table presents the change in contingent consideration liability during the twelve months ended December 31, 2021 and 2020:

	2021	2020
Balance at the beginning of the period	$—	$(16,400)
Change in fair value of contingent consideration	—	16,400
Ending balance	$—	$—
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
14. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of December 31, 2021 and 2020, the Company held 6,206,200 and 1,014,195 shares, respectively, in treasury stock and had 3,434,312 and 3,883,425 shares, respectively, of common stock reserved for issuance upon the conversion of outstanding warrants and stock options. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/ a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.

Non-controlling Interest—On August 17, 2021, the Company’s ownership interest in AME increased as a result of the subsidiary AME repurchasing AME shares from certain minority stockholders. As a result, the noncontrolling interest in AME representing minority stockholders’ proportionate share of the equity in AME was reduced from 1.3% to 0.71%. On December 31, 2021, the Company purchased the remaining outstanding AME shares directly from minority stockholders by exchanging shares in the Company on the basis of 5.485 Vita Coco shares being allotted for every 1 AME share. The share ratio exchange reflects a mutually agreed valuation of AME shares relative to Vita Coco shares. Since the Company continued to retain a controlling financial interest in AME, the change in ownership interest was accounted for as an equity transaction.
Warrants—The following table summarizes warrant activity as of and for the years ended December 31, 2021 and 2020:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	Exit Warrants (a)	Service Warrants (b)	Total Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Outstanding - January 1, 2021	28,665	—	28,665	$0.000022	0.75
Granted	—	—	—	—	0.0
Exercised	—	—	—	—	0.0
Expired	28,665	—	28,665	—	0.0
Outstanding - December 31, 2021	—	—	—	—	0.0
Exercisable - December 31, 2021	—	—	—	—	—

Outstanding - January 1, 2020	285,285	123,760	409,045	$0.000022	0.60
Granted	—	—	—	—	0.0
Exercised	—	116,025	116,025	0.000022	0.0
Expired	256,620	7,735	264,355	—	0.0
Outstanding - December 31, 2020	28,665	—	28,665	$0.000022	0.75
Exercisable - December 31, 2020	—	—	—	$—	—

(a)As of December 31, 2021 and 2020, the Company has exit warrants to purchase zero and 28,665, respectively,shares of common stock at a weighted-average exercise price of $0.000022 per share outstanding to certain investors. These exit warrants, expire upon the earlier of 10 years from the date of grant or the occurrence of a liquidity event, as defined in the warrant agreements. The warrants, which were issued in connection with the sale of common stock, only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%.
(b)As of December 31, 2021 and 2020, the Company has no remaining service warrants to purchase shares of common stock at an exercise price of $0.000022 per share outstanding to several individuals for the performance of certain marketing services. .
Stock-based Compensation—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of (i) the total then outstanding shares of common shares and (ii) all available stock option (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company may grant employees, directors, and consultants stock options and restricted stock awards and has the authority to establish the specific terms of each award, including exercise price, expiration, and vesting. Currently, only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan must contain exercise prices no less than the fair value of the Company’s common stock on the date of grant and have a ten-year contractual term. As of December 31, 2021 and 2020, there were 618,995 and 545,545 shares, respectively, of common stock reserved for future issuance pursuant to the 2014 Plan. All shares awarded due to exercise of stock options are newly issued.
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which was effective after the closing of the initial public offering discussed in Note 1. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the 2014 Plan. The maximum number of shares of our common stock available for issuance under the 2021 Plan is equal to the sum of (i) 3,431,312 shares of our common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options, or ISOs. The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, other incentive awards, SARs, and cash awards. Currently, stock options, restricted stock, and RSU's were granted under 2021 Plan. As of December 31, 2021, there were 2,170,975 shares of common stock reserved for future issuance pursuant to the 2021 Plan.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

The Company recognized stock-based compensation expense of $3,103, $1,517 and $2,227 for the years ended December 31, 2021, 2020 and 2019, respectively in selling, general, and administrative expenses. The Company also recognized a reduction of revenue of $277 related to stock-based compensation awards granted to a customer that was accounted for as a stock-based sales incentive for the year ended December 31, 2021. The total impact to additional paid-in capital related to stock-based compensation arrangements in 2021was $3,380.
Stock Option Awards with Service-based Vesting Conditions
Most stock option awards granted under the 2014 and 2021 Plans vest based on the continuous service. Generally, 50% of the stock options granted vest over the two years and 50% of the stock options granted vest over the four years. The following table summarizes the service-based stock option activity during the year ended December 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2020	3,206,840	$10.05
Granted	1,156,076	13.55
Exercised	20,930	8.31
Forfeited	224,315	10.77
Outstanding—December 31, 2021	4,117,671	$11.00	7.7	$4,829
Exercisable—December 31, 2021	1,939,210	$9.92	7.0	$3,086
The weighted average grant-date fair value of the service-based stock option awards granted during the years ended December 31, 2021 and 2020 was $5.62 per option and $3.55 per option, respectively. The aggregate intrinsic value of service-based stock options exercised was $66 and $856 for the years ended December 31, 2021 and 2020, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
In December 2019, the Board of Directors of the Company approved a one-time repricing of 1,877,785 outstanding service-based stock options for 53 grantees. In addition, the Company extended the expiration date of the modified stock options with the contractual term being 10 years from the date of the modification, while all other modified option terms remained the same. As a result of that option modification, the Company recognized incremental compensation expense of $115 and $408 for the years ended December 31, 2021 and 2020, respectively.
The fair value of the service-based stock options granted in 2021 and 2020 pursuant to the Stock Option Plan as well as the fair value of the modified in 2019 stock options was estimated on a grant or on a modification date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2021	2020
Weighted average expected term	6.3 years	5.6 years
Weighted average expected volatility	39%	40%
Weighted average risk-free interest rate	1.19%	0.45%
Weighted average expected dividend yield	0%	0%

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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

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
Dividend Yield—The Company does not anticipate declaring a dividend over the expected term. As such, the dividend yield has been estimated to be zero.
Fair Value of Common Stock—Because there has been no public market for the Company’s common stock, the board of directors has determined the estimated fair value of the common stock at the time of grant of options by considering valuations performed by an independent third-party valuation specialist, which considers a number of objective and subjective factors including valuations of comparable companies, operating and financial performance, the lack of liquidity of capital stock, the likelihood of achieving an initial public offering and general and industry specific economic outlook. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The third-party common stock valuations were prepared using a combination of the income approach and market approach.
As of December 31, 2021, there was $6,864 of total unrecognized compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average service period of 2.3 years.
Stock Option Awards with Performance and Market-based Vesting Conditions
During the year ended December 31, 2021, the Company awarded options for the purchase 262,990 shares of common stock of the Company containing a performance-based vesting condition, subject to achievement of various performance goals by the end of 2026, including revenue and gross margin targets. In addition, during the year ended December 31, 2020, the Company awarded options to purchase 68,250 shares of common stock of the Company containing performance and market vesting conditions, such as option vesting upon occurrence of an initial public offering (“IPO”) or other qualifying liquidity event and upon achieving predetermined equity value of the Company at a time of the IPO or other qualifying liquidity event.
The following table summarizes the stock option activity during the year ended December 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2020	647,920	$10.18
Granted	262,990	10.62
Exercised	—	—
Forfeited	131,950	10.18
Outstanding—December 31, 2021	778,960	$10.33	7.9	$928
None of the stock options included in the table above are exercisable at December 31, 2021.
The fair value of the awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model used for the Company’s service-based stock options and assumed that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

compensation cost is reversed. The grant-date fair value of the stock options with performance-based vesting condition granted during the year ended December 31, 2021 and 2020 was $4.38 per option and $4.56 per option, respectively.
In December 2020, the Board of Directors of the Company approved a one-time modification of the options to purchase 579,670 shares of common stock containing both a performance and market vesting conditions to reduce the equity value required to be achieved at the time of the IPO or other qualifying liquidity event. All other option terms remained the same. In connection with the modification, the Company revalued the options using a Barrier option valuation model which resulted in a fair value of $2.11 per option. There was no incremental compensation expense recognized in connection with the modification during the year ended December 31, 2021, as the attainment of the performance and market vesting conditions was not probable. The assumptions used to revalue the performance and market-based stock option grants were as follows:

Weighted average expected term	2.44 years
Weighted average expected volatility	40%
Weighted average risk-free interest rate	0.16%
Weighted average expected dividend yield	0%
Expected Term: The period of time for which the stock option awards are expected to be outstanding until exercise and considers time until expected liquidity event.
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
Risk-free Interest Rate: The risk-free interest rate is based on the yield, as of the option valuation date, by reference to the U.S. Treasury yield curve in effect at the time of the grant or the modification of the award for time periods equal to the expected term of the award.
Dividend Yield—The Company does not anticipate declaring a dividend over the expected term. As such, the dividend yield has been estimated to be zero.
As of December 31, 2021, the unrecognized stock-based compensation cost related to the stock options for which performance-based vesting conditions are probable of being achieved was $403, expected to be recognized over the period of approximately 3.18 years. As of December 31, 2021, total unrecognized compensation cost related to the unvested stock option awards containing performance and market vesting conditions was $1,599, which will be recognized when attainment of the performance and market vesting conditions becomes probable.
Restricted Stock and Restricted Stock Unit Awards ("RSUs")
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. Currently, there is no restricted stock or RSUs that contain any performance or market conditions. The RSUs awarded to the employees have different vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of (i) the day immediately preceding the date of the first Annual Meeting following the date of grant and (ii) the first anniversary of the date of grant. The following table summarizes the restricted stock and RSU activity for the year ended December 31, 2021:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	Number of Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2020	—
Granted	455,819	$15.00
Vested	—
Forfeited/Cancelled	938	$15.00
Non-vested - December 31, 2021	454,881	$15.00

Included in these awards are the RSU's granted to co-CEO, Mike Kirban, related to a new bonus agreement approved on October 11, 2021 by the Company’s Board of Directors, that will replace and supersede existing agreements. In the new bonus agreement, upon the consummation of the IPO, (i) each of Verlinvest, and RW VC S.a.r.l. (the “Bonus Stockholders”) shall pay Mr. Kirban a bonus equal to 1.4% of the total cash consideration received by the Bonus Stockholders through the sale by the Bonus Stockholders of the Company’s securities pursuant to the IPO, as of the closing date of the IPO (the “Bonus Stockholders Proceeds”); and (ii) the Company shall pay Mr. Kirban a bonus equal to 1.4% of the total cash consideration received by the Company through the sale of the Company’s securities pursuant to the IPO, as of the closing date of the IPO (the “Company IPO Proceeds”). The Bonus Stockholders’ portion was paid in cash equal to 1.4% of the Bonus Stockholders Proceeds to be made on the closing date of the IPO. The Company’s portion was satisfied through a grant of restricted stock units pursuant to the 2021 Plan that is equal to the ratio of (x) an amount equal to 1.4% of the Company IPO Proceeds to (y) the fair market value per share of the Company’s common stock on the date of grant, which shall vest in full on the six (6) month anniversary of the date of grant subject to Mr. Kirban’s continued employment with the Company through such vesting date.

Also included in these awards are $3 million of shares of restricted common stock granted to entities affiliated with a significant customer, at a price per share granted at the initial public offering price per share of $15.00, or 200,000 restricted shares, in exchange for an amendment to extend the distributor agreement term to June 10, 2026. Assuming the distribution agreement has not been terminated by either party for cause, 50% of the shares are released on October 11, 2023 and the remaining 50% are released on October 11, 2024. The grant was accounted for as a stock-based sales incentive based on guidance in ASC 606 and is reflected as a reduction in the transaction price of revenue on the basis of the grant-date fair-value measure in accordance with the stock compensation guidance in ASC 718.

The aggregate grant date fair value of RSUs granted during 2021 was $3,837. At December 31, 2021, there was $3,261 of unrecognized stock compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
15. Income Taxes
The domestic and foreign components of the Company’s income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$15,085	$33,412	$7,835
Foreign	9,144	10,188	3,566
Income before income taxes	$24,229	$43,600	$11,401
The income tax expense for the years ended December 31, 2021 and 2020, consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$3,343	$1,871	$1,374
State and local	1,076	886	610
Foreign	2,435	1,874	848
	6,854	4,631	2,832
Deferred
Federal	$(304)	$4,884	$(447)
State and local	(29)	1,403	(380)
Foreign	(1,284)	(5)	(26)
	(1,617)	6,282	(853)
Total	$5,237	$10,913	$1,979

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	2021	2020	2019
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes. net of U.S. federal income tax benefit	3.6%	4.7%	1.8%
Global intangible low-taxed income	1.8%	2.7%	3.7%
Tax attribute expiration	—%	1.5%	3.0%
Permanent differences	0.4%	(0.1%)	0.5%
Foreign rate differential	(1.8%)	(0.4%)	(0.8%)
Foreign derived intangible income	(1.9%)	(0.8%)	(2.5%)
Valuation allowance	(3.2%)	(1.2%)	0.6%
Return to provision	(0.1%)	0.3%	(4.5%)
Tax credits	(1.8%)	(2.7%)	(3.7%)
IPO costs	2.1%	—%	—%
Other	1.5%	—%	(1.7%)
Provision for income taxes	21.6%	25.0%	17.4%
Deferred tax assets and liabilities at December 31, 2021 and 2020, consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	2021	2020
Deferred Tax Assets:
Inventory reserves	$562	$494
Reserves and accruals	868	266
Stock based compensation	2,632	2,338
Net operating loss carryforwards	5,454	4,820
Charitable contributions carryforward	356	968
Deferred revenue	—	52
Other—Net	—	8
Subtotal	9,872	8,946
Valuation Allowance	(4,267)	(5,075)
Total deferred tax assets	5,605	3,871
Deferred Tax Liabilities:
Prepaid insurance	(615)	(79)
Intangibles	(3,453)	(3,810)
Fixed assets	(183)	(324)
Other—Net	(89)	—
Total deferred tax liabilities	(4,340)	(4,213)
Net deferred tax assets (liability)	$1,265	$(342)
A valuation allowance of $4,267 and $4,820 was recorded against the non-US deferred tax asset balance as of December 31, 2021 and 2020, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021 and 2020, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the US deferred taxes are realizable with the exception of a portion of the charitable contribution deferred tax asset in which no valuation allowance was recorded as of December 31, 2021 and $255 as of December 31, 2020. A valuation allowance has been established against the net operating loss carryforwards which has been generated by our foreign jurisdictions.
As of December 31, 2021 and 2020, the Company had no US state and net operating loss carryforwards. As of December 31, 2021 and 2020, the Company had net operating loss carryforwards related to foreign operations of $24,920 and $22,290, respectively. These net operating loss carryforwards have various lives ranging from 10 years to indefinite carryforward periods.
As of December 31, 2021 and 2020, there were no liabilities for income tax uncertainties recorded in the Company’s consolidated balance sheets. The Company did not recognize any interest on penalties related to income tax uncertainties in its consolidated balance sheets or consolidated statements of operations for years ended December 31, 2021 and 2020. The Company is subject to income tax examinations by the IRS and various state and local jurisdictions for the open tax years between December 31, 2018 and December 31, 2021.
As of December 31, 2020, income taxes on undistributed earnings of the Company’s subsidiaries have not been provided for as the Company planned to indefinitely reinvest these amounts, had the ability to do so, and the cumulative undistributed foreign earnings were not material.
As of December 31, 2021, income taxes on undistributed earnings of the Company’s foreign subsidiaries have not been provided for as the Company plans to indefinitely reinvest these amounts. The cumulative undistributed foreign earnings were not material as of December 31, 2021.
The COVID-19 pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) into law to support businesses during the COVID-19 pandemic, which included

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. Under ASC 740, entities are required to recognize the financial statement effects of new tax legislation upon enactment, which in the U.S. federal jurisdiction is the date the President signs the Bill into law. Accordingly, the enactment requires the recognition of the financial statement impacts of the new federal income tax law in the period that includes March 27, 2020. The CARES Act did not have a material impact on the Company’s income tax provision for the year ended December 31, 2021 or December 31, 2020.
During the second quarter of 2021, the Finance Act 2021 (the Act) was enacted in the United Kingdom. The Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and is offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.

16. Earnings Per Share
Basic and diluted earnings per share is calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to The Vita Coco Company, Inc.	$19,015	$32,660	$9,417
Denominator:
Weighted-average number of common shares used in earnings per share—basic	53,689,910	58,501,170	56,968,730
Effect of conversion of stock options and RSU's	496,211	109,655	183,820
Weighted-average number of common shares used in earnings per share—diluted	54,186,121	58,610,825	57,152,550
Earnings per share—basic	$0.35	$0.56	$0.17
Earnings per share—diluted	$0.35	$0.56	$0.16
The vested service warrants are exercisable for little consideration and all necessary conditions have been satisfied. Accordingly, the calculation of weighted average common shares outstanding includes vested service warrants, exercisable for a value of $0.000022, which consisted of zero and 4,550 weighted number of service warrants as of December 31, 2021 and 2020, respectively.
The exit warrants, which expire upon a liquidity event and only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%, were not considered in the basic and diluted earnings per share, as the contingency of a liquidity event has not occurred during the years ended December 31, 2021 and 2020.
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020	2019
Options to purchase common stock	1,288,350	3,719,625	4,884,880
17. Employee Benefit Plan

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Employees of the Company may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company matches contributions up to 3% of each employee’s earnings, which vest over 2 years. Matching contributions were $475, $372 and $329 for the years ended December 31, 2021, 2020 and 2019, respectively.
18. Segment Reporting
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of US and Canada and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., oil and milk). The Company’s Guayusa leaf products (Runa) and aluminum bottle canned water (Ever & Ever) are marketed only in the Americas segment.
•International—The International segment is comprised primarily of Europe, Middle East, and Asia Pacific, which includes the Company’s procurement arm, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products.
The Company’s Co-CEOs are the chief operating decision makers and evaluate segment performance primarily based on net sales and gross profit. All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of and for the years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31, 2021
	Americas	International	Consolidated
Net sales	$323,891	$55,622	$379,513
Gross profit	101,864	11,284	113,148
Total segment assets	141,973	55,511	197,484

	December 31, 2020
	Americas	International	Consolidated
Net sales	$262,899	$47,745	$310,644
Gross profit	90,256	14,602	104,858
Total segment assets	139,452	44,409	183,861

	December 31, 2019
	Americas	International	Consolidated
Net sales	$237,415	$46,534	$283,949
Gross profit	80,718	12,270	92,988

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
Reconciliation	2021	2020	2019
Total gross profit	$113,148	$104,858	$92,988
Less:
Selling, general and administrative expenses	88,559	74,401	78,917
Change in fair value of contingent consideration	—	(16,400)	700
Income from operations	24,589	46,857	13,371
Less:
Unrealized (gain) loss on derivative instruments	(2,093)	4,718	1,233
Foreign currency (gain) loss	2,088	(1,848)	(201)
Loss on extinguishment of debt	132	—	—
Interest income	(127)	(404)	(225)
Interest expense	360	791	1,163
Income before income taxes	24,229	43,600	11,401

Geographic Data:
The following table provides information related to the Company’s net revenues by country, which is presented on the basis of the location that revenue from customers is recorded:

Year Ended December 31,	2021	2020	2019
United States	$323,891	$262,899	$237,415
All other countries (1)	55,622	47,745	46,534
Net sales	$379,513	$310,644	$283,949

(1)No individual country is greater than 10% of total net sales for the years ended December 31, 2021, 2020 and 2019.
The following table provides information related to the Company’s property and equipment, net by country:

Year Ended December 31,	2021	2020
United States	$890	$1,186
Ecuador	870	953
Singapore	536	445
All other countries (1)	177	296
Property and equipment, net	$2,473	$2,880

(1)No individual country is greater than 10% of total property and equipment, net as of December 31, 2021 and 2020.
19. Related-Party Transactions
Management Fees—The Company is subject to an arrangement with one of its stockholders for as long as such stockholder holds at least 5% of the Company’s capital stock. Pursuant to the terms of the amended arrangement, the Company was required to make fixed annual management fee payments of $281. On October 20, 2021, in connection with the IPO discussed in Note 1, the Stockholder’s Agreement was revised and the new Investor Rights Agreement does not include a management fee to this stockholder. For the year ended December 31, 2021, the Company had amounts due in accounts payable of $227 for the portion of the year prior to the execution of the new Investor Rights Agreement.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Amounts in thousands, except for share and per share data)

Loan to Employee—On September 18, 2019 the Company extended a five year promissory note of $17,700 to its newly appointed President, in order for him to buy 1,739,010 shares of The Vita Coco Company, Inc.’s common stock in conjunction with his employment agreement. The interest on the note accrues annually at a rate of 1.78% with principal balance due at maturity. The purchase of the Company's shares occurred simultaneously with the commencement of the loan, as a result no funds were actually disbursed by the Company. The purchased shares are pledged as collateral to the loan until full repayment of the principal balance. On May 18, 2020, the Company amended the interest rate on the note to 0.58%.
On September 16, 2021, Martin Roper, the co-CEO of the Company, repaid the outstanding principal balance and accrued interest in full satisfaction of the promissory note.
Distribution Agreement with Shareholder – On October 1, 2019 the Company entered into a distribution agreement with one of its stockholders, which currently extends through December 31, 2022. The distribution agreement grants the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $6,247, $5,294, and $7,155 for the years ended December 31, 2021, 2020 and 2019, respectively. The amounts due from the stockholder in Accounts Receivable, net were $600 and $575 as of December 31, 2021 and 2020, respectively. Amounts payable to the stockholder in Accounts payable were $71 and $0 as of December 31, 2021 and 2020 respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $215, $132 and $46 for the years ended December 31, 2021, 2020 and 2019, respectively, in selling, general, and administrative expense for this service agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The information required by this Item 9 was previously reported in the Prospectus.
Item 9A. Controls and Procedures.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
[There were [no changes] in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.]
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included under the headings “Election of Directors," "Executive Officers," “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Other

The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
See the listing of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001- 40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001- 40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-29825	4.1	9/27/21
4.2	Description of Capital Stock.					*
4.3+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001- 40950	10.1	10/25/21
4.4+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001- 40950	10.2	10/25/21
10.1+	Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of January 11, 2021.	S-1	333-259825	10.1	9/27/21
10.2+	Second Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of May 21, 2021.	S-1	333-259825	10.2	9/27/21
10.3+	Third Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of November 2, 2021.					*
10.4†	All Market Inc. 2014 Stock Option And Restricted Stock Plan.	S-1/A	333-259825	10.3	10/12/21
10.5†	The Vita Coco Company, Inc. 2021 Incentive Award Plan.					*
10.6†	The Vita Coco Company, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259825	10.5	10/12/21
10.7†	Form of Stock Option Grant Notice					*
10.8†	Form of Restricted Stock Grant Notice					*
10.9†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated October 20, 2021.	10-Q	001-40950	10.5	11/17/21
10.10†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Martin Roper, dated October 20, 2021.	10-Q	001-40950	10.6	11/17/21
10.11†	The Vita Coco Company, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-259825	10.6	10/12/21
10.12	Form of Indemnification Agreement.	S-1/A	333-259825	10.7	10/12/21
10.13+†	Employment Agreement, by and between All Market Inc. and Jonathan Burth, dated as of February 10, 2021.	S-1	333-259825	10.10	9/27/21

10.14+†	Employment Agreement, by and between All Market Inc. and Kevin Benmoussa, dated as of February 10, 2021.	S-1	333-259825	10.11	9/27/21
10.15+†	Employment Agreement, by and between All Market Inc. and Charles Van Es, dated as of February 10, 2021.	S-1	333-259825	10.12	9/27/21
10.16+†	Employment Agreement, by and between All Market Inc. and Jane Prior, dated as of February 10, 2021.	S-1	333-259825	10.13	9/27/21
10.17+X	Manufacturing and Purchasing Agreement, by and among Century Agriculture Corporation and All Market Singapore Pte. Ltd., dated as of September 17, 2012.	S-1	333-259825	10.14	9/27/21
10.18+X	Manufacturing and Purchasing Agreement, by and among Fresh Fruit Ingredients, Inc. and All Market, Inc., dated as of April 8, 2010.	S-1	333-259825	10.15	9/27/21
21.1	List of Subsidiaries of The Vita Coco Company, Inc.					*
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.					*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Co-Chief Executive Officer.					**
32.2	Section 1350 Certification of Co-Chief Executive Officer.					**
32.3	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
X	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: March 14, 2022	By:	/s/ Martin Roper
Martin Roper
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Kirban	Chairman and Co-Chief Executive Officer	March 14, 2022
Michael Kirban	(Principal Executive Officer)

/s/ Martin Roper	Co-Chief Executive Officer and Director	March 14, 2022
Martin Roper	(Principal Executive Officer)

/s/ Kevin Benmoussa	Chief Financial Officer	March 14, 2022
Kevin Benmoussa	(Principal Financial Officer and Accounting Officer)

/s/ Axelle Henry	Director	March 14, 2022
Axelle Henry

/s/ John Leahy	Director	March 14, 2022
John Leahy

/s/ Ira Liran	Director	March 14, 2022
Ira Liran

/s/ Eric Melloul	Director	March 14, 2022
Eric Melloul

/s/ Jane Morreau	Director	March 14, 2022
Jane Morreau

/s/ Kenneth Sadowsky	Director	March 14, 2022
Kenneth Sadowsky

/s/ John Zupo	Director	March 14, 2022
John Zupo