Form 10-Q
period 2022-03-31
Vita Coco Company, Inc.
filed 2022-05-13
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-40950
____________________
The Vita Coco Company, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________

Delaware	11-3713156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue South Seventh Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)
(212) 206-0763
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, there were 55,595,663 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,986	$28,690
Accounts receivable, net of allowance of $1,128 at March 31, 2022, and $1,301 at December 31, 2021	57,084	47,195
Inventory	64,595	75,360
Supplier advances, current	1,387	1,170
Derivative assets	6,242	126
Prepaid expenses and other current assets	22,916	20,718
Total current assets	170,210	173,259
Property and equipment, net	2,521	2,473
Goodwill	7,791	7,791
Intangible assets, net	7,629	7,934
Supplier advances	5,473	2,808
Deferred tax assets, net	1,238	1,265
Other assets	3,466	1,954
Total assets	$198,328	$197,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,522	$28,338
Accrued expenses and other current liabilities	35,672	42,399
Notes payable, current	26	28
Derivative liabilities	607	3,197
Total current liabilities	57,827	73,962
Credit facility	12,000	—
Notes payable	42	48
Other long-term liabilities	776	301
Total liabilities	70,645	74,311
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 61,791,427 and 61,764,582 shares issued at March 31, 2022 and December 31, 2021, respectively 55,585,227 and 55,558,382 shares outstanding at March 31, 2022 and December 31, 2021, respectively	618	618
Additional paid-in capital	137,267	134,730
Retained earnings	49,596	47,369
Accumulated other comprehensive loss	(870)	(616)
Treasury stock, 6,206,200 shares at cost as of March 31, 2022, and 6,206,200 shares at cost as of December 31, 2021	(58,928)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	127,683	123,173
Total liabilities and stockholders’ equity	$198,328	$197,484

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$96,448	$75,450
Cost of goods sold	77,385	51,366
Gross profit	19,063	24,084
Operating expenses
Selling, general and administrative	24,801	19,778
Income (Loss) from operations	(5,738)	4,306
Other income (expense)
Unrealized gain/(loss) on derivative instruments	8,706	(1,355)
Foreign currency gain/(loss)	(101)	(600)
Interest income	7	35
Interest expense	(27)	(79)
Total other income (expense)	8,585	(1,999)
Income before income taxes	2,847	2,307
Income tax expense	(620)	(667)
Net income	$2,227	$1,640
Net loss attributable to noncontrolling interest	$—	$(5)
Net income attributable to The Vita Coco Company, Inc.	$2,227	$1,645
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted-average number of common shares outstanding
Basic	55,561,896	53,811,092
Diluted	55,700,388	54,138,192
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$2,227	$1,640
Other comprehensive income (loss):
Foreign currency translation adjustment	(254)	17
Total comprehensive income including noncontrolling interest	1,973	1,657

Net loss attributable to noncontrolling interest	—	(5)
Total comprehensive loss attributable to noncontrolling interest	—	(5)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$1,973	$1,662
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Loan to Shareholder	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Shareholders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital				Shares	Amount
Balance at December 31, 2020	51,086,945	$511	8,113,105	$81	59,200,050	$592	$100,849	(17,700)	$28,354	$(949)	1,014,195	$(8,925)	$102,221	$78	$102,299
Net income	—	—	—	—	—	—	—	—	1,645	—	—	—	1,645	(5)	1,640
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to Shareholder	—	—	—	—	—	—	—	(26)	—	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	—	—	—	—	487	—	—	—	—	—	487	—	487
Exercise of stock options	1,365	—	—	—	1,365	—	9	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	—	—	17	—	17
Balance at March 31, 2021	51,088,310	$511	8,113,105	$81	59,201,415	$592	$101,345	$(17,726)	$29,999	$(932)	6,206,200	$(58,928)	$54,350	$73	$54,423

Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	—	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
Net income	—	—	—	—	—	—	—	—	2,227	—	—	—	2,227	—	2,227
Stock-based compensation	—	—	—	—	—	—	2,386	—	—	—	—	—	2,386	—	2,386
Exercise of stock options	26,845	—	—	—	26,845	—	151	—	—	—	—	—	151	—	151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(254)	—	—	(254)	—	(254)
Balance at March 31, 2022	53,678,322	$537	8,113,105	$81	61,791,427	$618	$137,267	$—	$49,596	$(870)	6,206,200	$(58,928)	$127,683	$—	$127,683

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,227	$1,640
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	470	525
Bad debt expense	65	40
Unrealized (gain)/loss on derivative instruments	(8,706)	1,355
Stock-based compensation	2,386	487
Noncash lease expense	258	—
Changes in operating assets and liabilities:
Accounts receivable	(10,186)	(13,065)
Inventory	10,608	(10,138)
Prepaid expenses, net supplier advances, and other assets	(5,299)	(2,699)
Accounts payable, accrued expenses, and other liabilities	(14,371)	6,014
Net cash provided by (used in) operating activities	(22,548)	(15,841)
Cash flows from investing activities:
Cash paid for property and equipment	(244)	(55)
Proceeds from sale of property and equipment	—	4
Net cash used in investing activities	(244)	(51)
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	152	9
Borrowings on credit facility	12,000	7,000
Cash received (paid) on notes payable	(8)	39
Cash paid to acquire treasury stock	—	(50,003)
Net cash provided by (used in) financing activities	12,144	(42,955)
Effects of exchange rate changes on cash and cash equivalents	(56)	53
Net decrease in cash and cash equivalents	(10,704)	(58,794)
Cash and cash equivalents at beginning of the period	28,690	72,181
Cash and cash equivalents at end of the period	$17,986	$13,387
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$76	$145
Cash paid for interest	4	1
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (formerly known as All Market Inc.) (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States. Other products include coconut oil, coconut milk, coconut as a commodity, natural energy drinks (under the brand name, Runa), water (under the brand name Ever & Ever) and protein infused fitness drinks (under the brand name PWR LIFT).
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
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, one North American subsidiary established in 2015, as well as All Market Europe, Ltd. (AME) in the United Kingdom. AME was established in fiscal year 2009 and has 100% ownership in two European subsidiaries established in 2015. The non-controlling interest in AME represents minority stockholders’ proportionate share of the equity in AME during the fiscal year 2021, which was fully acquired by the Company as of December 31, 2021. One of the wholly-owned Asian subsidiaries, All Market Singapore Pte Ltd (AMS), has 100% ownership in one subsidiary, established in fiscal year 2018 in Ecuador.
Initial Public Offering
The Company’s registration statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission ("SEC") on October 20, 2021 related to the initial public offering ("IPO" of its common stock in the prospectus dated October 20, 2021, filed with the SEC in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”). On October 21, 2021, the Company’s shares began trading on the NASDAQ under the ticker symbol “COCO”. On October 25, 2021, we completed our IPO by issuing 2,500,000 shares of our common stock, $0.01 par value per share, at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30,000, after deducting the underwriting discount and commissions of approximately $2,000 and offering expenses of approximately $5,000. Additionally, certain selling stockholders sold an aggregate of 9,000,000 shares. On October, 27, 2021, the Company used the net proceeds from the IPO to repay the outstanding balance on the 2021 Term Loan.
Concurrent with the IPO, various agreements were amended or newly effective, which are further described in our Prospectus, which include:
•The Registration Rights agreement
•The Investor Rights agreement
•Amendments to the employment agreements for the then co-CEOs, Mike Kirban and Martin Roper;
•Adoption of the new 2021 Stock Incentive Award Plan and new grants of awards to employees and directors, which was effective in connection with the IPO; and
•Adoption of a new 2021 Employee Stock Purchase Plan, which was effective in connection with the IPO.
Impact of the COVID-19 Pandemic and the Russia-Ukraine War
Disruptions in the worldwide economy may affect our business, and the macroeconomic environment continues to be affected by the COVID-19 pandemic and the Russia-Ukraine war. As a result, the Company has seen significant cost inflation to domestic and international shipping costs and some inflationary pressures on other cost elements, only some of which have been covered by pricing actions to date. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the Russia-Ukraine war on the Company’s business, results of operations, financial condition, or liquidity. Future events and effects related to COVID-19 or the Russia-Ukraine war cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of March 31, 2022 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021.
During the three months ended March 31, 2022, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statement as of and for the year ended December 31, 2021, except for the adoption of the new lease standard described in Note 2, under "Leases" and "Recently Adopted Accounting Pronouncements".
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. GAAP.
Principles of Consolidation
The condensed consolidated financial statements include all the accounts of the wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The non-controlling interest in consolidated subsidiaries presented in the accompanying condensed consolidated financial statements for periods prior to December 31, 2021 represents the portion of AME stockholders’ equity, which is not directly owned by the Company.
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, the determination of accounts receivables reserve, assessing goodwill for impairment, the determination of the value of trade promotions, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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

Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 56% of total net sales for both the three months ended March 31, 2022 and 2021. In addition, the two customers in aggregate also accounted for 40% and 37% of total accounts receivable as of March 31, 2022 and December 31, 2021, respectively. The Company has not experienced credit issues with these customers.
Leases
Prior to adopting ASU 2016-02, Leases (Topic 842) (“ASC 842”) on January 1, 2022 as described in "Recently Adopted Accounting Pronouncements" within this Note, the Company applied the lease accounting guidance as issued in ASC 840. Under ASC 840, the Company classified its leases as operating or capital based on the evaluation of certain criteria that served to indicate whether the risks and rewards of ownership of the underlying asset had been transferred to the lessee. For leases that contained rent escalations or rent holidays, the Company recorded the total rent expense on a straight-line basis over the lease term and recorded the difference between the rent paid and the straight-line rent expense as deferred rent on the balance sheet. Any tenant incentives received from the lessor were recorded as a reduction to rent expense over the lease term.
Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement, including which party controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the commencement date and records a right-of-use asset and current and non-current lease liabilities, as applicable on the balance sheet. The Company has elected not to recognize on the balance sheet leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised unless there is reasonable certainty that the Company will renew based on an assessment of economic factors present at the lease commencement date.
The Company measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, discounted using a discount rate specific to the terms of the underlying lease. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company estimated its incremental borrowing rate for each leased asset based on the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. The Company’s right-of-use assets are equal to the lease liability, adjusted for prepaid rent, initial direct costs, and incentives, as applicable. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.
In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated to the lease components and non-lease components based on their relative fair values. The Company elected the accounting policy available under ASC 842 to not separate lease and non-lease components for its real estate and equipment leases. Therefore, each lease component and the related non-lease components and non-components are accounted for together as a single component. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather expensed when the events determining the amount of variable consideration to be paid have occurred.
Refer to Note 15, Leases, for additional discussion.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC 842, which was amended by subsequent ASUs, to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset (“ROU asset”) and lease liability being reported on the balance sheet for leases with a lease term greater than twelve months. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain Entities, which deferred the effective date of ASU 2016-02 for certain entities. ASC 842 is effective for the Company, as an Emerging Growth Company (“EGC”), for annual reporting periods beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2022 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, where the adoption date represents the initial date of application.

As part of its adoption, the Company elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company elected the practical expedient that permits the exclusion of leases considered to be short-term.

Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of ASC 842 guidance, whereas comparative periods and the respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company recognized right-of-use assets and lease liabilities of $1,866 and $2,097, respectively, on the Company’s consolidated balance sheet as of January 1, 2022. The difference of $231 between the operating lease right-of-use assets and operating lease liabilities represents reclassification of deferred rent liability from other liabilities to operating lease right-to-use assets at the adoption date. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations, or consolidated statements of cash flows.

Recently Issued Accounting Pronouncements
As a company with less than $1.07 billion of revenue during the last fiscal year, the Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

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
•Private Label—This product category consists of all private label product offerings, which includes coconut water and oil. The Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders occurs, which may be prior to any shipment.
•Other—This product category consists of all other products, which includes Runa, Ever & Ever and PWR LIFT product offerings and Vita Coco product extensions beyond coconut water, such as Vita Coco Sparkling, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
Disaggregation of Revenue

The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended March 31, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$58,855	$8,349	$67,204
Private Label	23,080	2,765	25,845
Other	2,676	723	3,399
Total	$84,611	$11,837	$96,448

	Three Months Ended March 31, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$42,189	$6,489	$48,678
Private Label	19,208	2,922	22,130
Other	2,454	2,188	4,642
Total	$63,851	$11,599	$75,450
4. INVENTORY
Inventory consists of the following:

	March 31, 2022	December 31, 2021
Raw materials and packaging	$5,467	$4,869
Finished goods	59,128	70,492
Inventory	$64,595	$75,360
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and Intangible Assets, net consist of the following:

	March 31, 2022	December 31, 2021
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with the acquisition of Runa, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible.

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net
Trade names	$6,200	$(2,342)	$3,858	$6,200	$(2,187)	$4,013
Distributor relationships	6,000	(2,267)	3,733	6,000	(2,117)	3,883
Other	38	—	38	38	—	38
Total intangible assets subject to amortization	$12,238	$(4,609)	$7,629	$12,238	$(4,304)	$7,934
All the intangible assets, net as of March 31, 2022 and December 31, 2021 were associated with the acquisition of Runa, which was acquired in June 2018.

Amortization expense of $305 associated with intangible assets was recorded for both the three months ended March 31, 2022 and 2021, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations.
As of March 31, 2022, the estimated future expense for amortizable intangible assets is as follows:

Quarter ending March 31, 2022,
2022 (excluding the three months ended March 31, 2022)	$915
2023	1,220
2024	1,220
2025	1,220
2026	1,220
Thereafter	1,834
$7,629
6. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
2020 Credit facility	$12,000	$—

Notes payable
Vehicle loans	68	76
	$68	$76
Current	26	28
Non-current	$42	48
2020 Credit Facility
As of December 31, 2021, the Company had no outstanding borrowings under its 2020 Credit Facility. As of March 31, 2022, $12,000 was outstanding, and $48,000 undrawn and available under its 2020 Credit Facility. The 2020 Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the 2020 Credit Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (or current LIBOR replacement rate), which shall not be less than 0.0%, plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR (or current LIBOR replacement) plus 1.5%). The applicable rate for LIBOR borrowings under the 2020 Credit Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $26 and $79 for the three months ended March 31, 2022 and 2021, respectively.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of March 31, 2022, the Company was compliant with all financial covenants.

7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. For any cases for which management believes that it is more likely than not that it will incur a loss, a provision for legal settlements will be recorded. As of March 31, 2022 and December 31, 2021, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Three Months Ended March 31,		March 31, 2022	December 31, 2021
	2022	2021
Customer A	33%	31%	21%	18%
Customer B	23%	25%	19%	19%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Three Months Ended March 31,
	2022	2021
Supplier A	11%	16%
Supplier B	6%	26%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of March 31, 2022 and December 31, 2021, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
The Company is subject to the following currency risks:
Inventory Purchases from Brazilian, Malaysian and Thai Manufacturers—In order to mitigate the currency risk on inventory purchases from its Brazilian, Malaysian and Thai manufacturers, which are settled in Brazilian Real ("BRL"), Malaysian Ringgit ("MYR") and Thai Baht ("THB"), the AMS subsidiary enters a series of forward currency swaps to buy BRL, MYR and THB.
Intercompany Transactions Between AME and AMS—In order to mitigate the currency risk on intercompany transactions between AME and AMS, AMS enters into foreign currency swaps to sell British Pounds ("GBP").

Intercompany Transactions with Canadian Customer and Vendors—In order to mitigate the currency risk on transactions with Canadian customer and vendors, the Company enters into foreign currency swaps to sell Canadian Dollars ("CAD").
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$24,475	$659	Derivative assets
Receive BRL/sell USD	44,382	5,582	Derivative assets
Receive MYR/pay USD	144	1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay CAD	$4,670	$(118)	Derivative liabilities
Receive THB/sell USD	16,171	(489)	Derivative liabilities

December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$22,323	$125	Derivative assets
Receive MYR/sell USD	392	1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$43,174	$(2,389)	Derivative liabilities
Receive USD/pay CAD	4,731	(57)	Derivative liabilities
Receive THB/sell USD	18,488	(751)	Derivative liabilities
The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Unrealized gain/(loss) on derivative instruments	$8,706	$(1,355)
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$85	$(1,288)
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
The Company applies recurring fair value measurements to its derivative instruments in accordance with ASC Topic 820, Fair Value Measurements ("ASC 820"). In determining fair value, the Company used a market approach and incorporates the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable internally developed inputs.
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
Level 1—Quoted market prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes internally developed models and methodologies utilizing significant unobservable inputs.
Forward Currency Swap Contracts—The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.
Contingent Consideration Liability—The Company utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
March 31, 2022	$—	$5,635	$—	$5,635
December 31, 2021	$—	$(3,071)	$—	$(3,071)
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
The fair value of contingent consideration of $15,700 determined on the acquisition date in 2019 was initially recognized as a liability and then subsequently remeasured to fair value at each reporting date with changes in fair value recognized as a component of operating income/expenses in the accompanying condensed consolidated statements of operations.
The contingent consideration liability related to the acquisition of Runa was considered a Level 3 liability, as the fair value was determined based on significant inputs not observable in the market, and recorded within other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company estimated the fair value of the contingent consideration liability based on a probability-weighted present value of various future cash payment outcomes. The technique considered the following unobservable inputs as of each valuation date:
•The probability and timing of achieving the specified milestones;
•Revenue performance expectations; and

•Market-based discount rates.
Based on updated revenue performance expectations during the earn-out period for Runa, the Company measured the contingent consideration as zero for the periods ended, March 31, 2022 and December 31, 2021.
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of March 31, 2022 and December 31, 2021, the Company held 6,206,200 and 6,206,200 shares, respectively, in treasury stock. As of March 31, 2022 and December 31, 2021, the Company had 4,542,480 and 3,431,312 shares, respectively, of common stock available for issuance upon the conversion of outstanding warrants and stock options under the 2021 Incentive Award Plan, of which 3,186,238 and 2,170,975, respectively, were reserved for future issuance. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.
Non-controlling Interest—On December 31, 2021, the Company purchased the remaining outstanding AME shares directly from minority stockholders, resulting in a zero non-controlling interest as of December 31, 2021 and March 31, 2022.
Warrants—All service and exit warrants expired as of December 31, 2021. As such, there was no warrant activity for the three months ended March 31, 2022.
Stock Options—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “Stock Option Plan”). The Stock Option Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of (i) the total then outstanding shares of common shares and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the Stock Option Plan, the Company could grant employees, directors, and consultants stock options and restricted stock awards and had the authority to establish the specific terms of each award, including exercise price, expiration, and vesting. Generally, stock options issued pursuant to the Stock Option Plan contained exercise prices no less than the fair value of the Company’s common stock on the date of grant and have a ten-year contractual term.
The stockholders of the Company approved the adoption of the 2021 Incentive Award Plan, which was effective after the closing of the initial public offering discussed in Note 1. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the Stock Option Plan.
The Company recognized stock-based compensation expense of 2,386 and 487 for the three months ended March 31, 2022 and 2021, respectively, in selling, general, and administrative expenses.
Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the Stock Option Plan vest based on continuous service. Generally, 50% of the stock options granted vest two years after the grant date and 50% of the stock options granted vest four years after the grant date. For options granted under the 2021 Incentive Award Plan, 25% of the stock options granted vest annually on November 27 in each of the four years after the grant date. There were no new service-based stock option awards granted during the three months ended March 31, 2022. Exercises of stock options during the three months ended March 31, 2022 are disclosed in the Condensed Consolidated Statements of Non-controlling Interests and Stockholders' Equity.

Awards with Performance and Market-based Vesting Conditions
During the three months ended March 31, 2022, certain awards that contained performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.
Restricted Stock and Restricted Stock Unit Awards ("RSUs")
Restricted stock and RSUs were granted under the 2021 Incentive Award Plan and primarily vest based on continuous service. Currently, there are no restricted stock or RSUs that contain any performance or market conditions. The RSUs awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant and (ii) the first anniversary of the date of grant.
During the three months ended March 31, 2022, there were 93,977 RSUs granted, which had an aggregate grant date fair value of $770.
11. INCOME TAXES
For the three months ended March 31, 2022 and 2021, the Company recorded $0.6 million and $0.7 million, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of March 31, 2022 and December 31, 2021, there were no liabilities for income tax uncertainties. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and location jurisdictions for the open tax years between December 31, 2018 to December 31, 2021.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2022	2021
Numerator:

Net income attributable to The Vita Coco Company, Inc.	$2,227	$1,645
Denominator:
Weighted-average number of common shares used in earnings per share—basic	55,561,896	53,811,092
Effect of conversion of stock options	138,492	327,101
Weighted-average number of common shares used in earnings per share—diluted	55,700,388	54,138,192
Earnings per share—basic	$0.04	$0.03
Earnings per share—diluted	$0.04	$0.03
All exit warrants expired as of December 31, 2021. Before expiration, for the three months ended March 31, 2021, the exit warrants, which expire upon a liquidity event and only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%, were not considered in the basic and diluted earnings per share, as the contingency of a liquidity event had not occurred.

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended March 31,
	2022	2021
Options to purchase common stock	2,366,716	1,725,778
13. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the US and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever and Ever), and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment.
•International—The International segment is comprised primarily of Europe, Middle East, and Asia Pacific, which includes the Company’s procurement arm and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products.
As of March 31, 2022, the Company’s Co-CEOs are the chief operating decision makers and evaluate segment performance primarily based on net sales and gross profit. Subsequent to March 31, 2022, there was a change in management, resulting in Martin Roper being designated as the sole CEO as discussed in Note 16, Subsequent Events. All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of March 31, 2022 and 2021 and for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Net sales	$96,448	$75,450
Americas	84,611	63,851
International	11,837	11,599
Gross profit	$19,063	$24,084
Americas	16,296	21,117
International	2,767	2,967

	As of March 31,	As of December 31,
	2022	2021
Total segment assets	$198,328	$197,484
Americas	154,911	141,973
International	43,417	55,511

	Three Months Ended March 31,
Reconciliation	2022	2021
Total gross profit	$19,063	$24,084
Less:
Selling, general, and administrative expenses	24,801	19,778
Income (loss) from operations	(5,738)	4,306
Less:
Unrealized gain/(loss) on derivative instruments	8,706	(1,355)
Foreign currency gain/(loss)	(101)	(600)
Interest income	7	35
Interest expense	(27)	(79)
Income before income taxes	2,847	2,307
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Three Months Ended March 31,	2022	2021
United States	$84,611	$63,851
All other countries(1)	11,837	11,599
Net sales	$96,448	$75,450
___________

(1)	No individual country is greater than 10% of total net sales for the three months ended March 31, 2022 and 2021.
The following table provides information related to the Company’s property and equipment, net by country:

	March 31, 2022	December 31, 2021
United States	$806	$890
Ecuador	851	870
Singapore	706	536
All other countries(1)	158	177
Property and equipment, net	$2,521	$2,473
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of March 31, 2022 and December 31, 2021.
14. RELATED-PARTY TRANSACTIONS
Management Fees—The Company was subject to an arrangement with one of its stockholders for as long as such stockholder holds at least 5% of the Company’s capital stock. Pursuant to the terms of the amended arrangement, the Company is required to make fixed annual management fee payments of $281. On October 20, 2021, in connection with the IPO discussed in Note 1, the Stockholder’s Agreement was revised and the new Investor Rights Agreement does not provide for payment of a management fee to this stockholder. For the year ended December 31, 2021, the Company had amounts due in accounts payable of $227 for the portion of the year prior to the execution of the new Investor Rights Agreement.
Loan to Employee—On September 18, 2019, the Company extended a five year promissory note of $17,700 to Martin Roper, the current CEO, in order for him to buy 1,739,010 shares of The Vita Coco Company, Inc.’s common stock in conjunction with his employment agreement. The interest on the note accrued annually at a rate of 1.78% with the principal balance due at maturity. The purchase of the Company’s shares occurred simultaneously with the commencement of the loan, as a result, no funds were actually disbursed by the Company. The purchased Company shares were pledged as collateral to the loan until full repayment of the principal balance. On May 18, 2020, the Company amended the interest rate on the note to 0.58%.
On September 16, 2021, Martin Roper repaid the outstanding principal balance and accrued interest in full satisfaction of the promissory note.
Distribution Agreement with Shareholder—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders, which currently extends through December 31, 2022. The distribution agreement grants the stockholder the right to sell, resell, and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $1,332 and $1,731 for the three months ended March 31, 2022 and 2021, respectively. The amounts due from the stockholder in Accounts Receivable, net were $1,227 and $600 as of March 31, 2022 and December 31, 2021, respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $39 and $39 for the three months ended March 31, 2022 and 2021, respectively, in selling, general, and administrative expense for this service agreement.
15. LEASES
In January 2016, the Company entered into an operating lease for office space in New York, New York, which is set to expire in January 2023. The Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. The lease can be renewed for an additional period of five years at the Company’s option, which is not reflected in the lease term.
The Company also maintains additional leases for office space and equipment in London and Singapore, which are operating leases. During the three months ended March 31, 2022, the Company renewed the lease for the Singapore office, extending it through June 30, 2025, which is reflected in the lease term.
As of March 31, 2022, the Company did not have any additional operating leases that have not yet commenced with future undiscounted lease payments.
The components of lease cost, which are included within operating expenses in the accompanying condensed consolidated statements of operations, are summarized in the following table (in thousands). Any variable lease costs are immaterial.

Three Months Ended March 31, 2022
Operating lease cost	$265

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of March 31, 2022

Noncurrent assets:
Operating lease right-of-use assets	Other assets	$1,594

Current liabilities:
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$1,052

Noncurrent liabilities:
Non-current portion of operating lease liabilities	Other Long-term Liabilities	$735

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of March 31, 2022 :

As of March 31, 2022
Weighted-average remaining lease terms	2.2 years
Weighted average discount rate	1.6%

The following table summarizes supplemental cash flow information for the Company’s operating leases:

As of March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$300

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2022:

Year ending December 31,	Maturity of Lease Payments
2022, nine months remaining	$911
2023	430
2024	341
2025	139
2026	—
Thereafter	—
Total lease payments	1,821
Less: imputed interest	(34)
Total lease liabilities	$1,787

The aggregate minimum commitments for renting the office spaces under non-cancellable operating leases as of December 31, 2021 are summarized in the following table. This table was populated in accordance with the prior guidance under ASC 840, Leases.

Years Ending December 31,	Minimum Commitment
2022	$1,085
2023	226
2024	154
2025	51
2026	—
Thereafter	—
$1,516
16. SUBSEQUENT EVENTS

On April 14, 2022, Axelle Henry notified The Vita Coco Company, Inc. (the “Company”) of her intent to resign as a Class I Director of the Company's Board of Directors ("Board") and its Audit Committee following the 2022 Annual Meeting of Stockholders in June 2022 (the “2022 Annual Meeting”), and that she therefore will not stand for reelection to the Board at the 2022 Annual Meeting. Ms. Henry was initially appointed to the Board as a designee of Verlinvest Beverages SA, pursuant to the Investor Rights Agreement dated as of October 20, 2021, between the Company, Verlinvest, Michael Kirban and Ira Liran.

On April 29, 2022, Michael Kirban notified The Vita Coco Company, Inc. (the “Company”) of his resignation, effective on May 2, 2022, as Co-Chief Executive Officer and co-principal executive officer of the Company and the Board subsequently appointed Mr. Kirban as Executive Chairman of the Company. As a result, Mr. Kirban will serve with the title of Executive Chairman and Co-Founder and continue to be an executive officer and director of the Company. The

Board also determined that Martin Roper, the Company’s Co-Chief Executive Officer and director of the Board, will be designated as the sole Chief Executive Officer and principal executive officer of the Company.

In connection with Mr. Kirban’s appointment as Executive Chairman, the Board approved an amendment to that certain Amended and Restated Employment Agreement, by and between the Company and Michael Kirban, dated as of October 20, 2021 (the “Employment Agreement), to provide that (i) Mr. Kirban may not be terminated without Cause (as defined in the Employment Agreement) prior to July 1, 2023, rather than prior to July 1, 2022, with corresponding changes to dates regarding certain Board approval of such action to extend by one-year, in each case, and (ii) certain Board approval electing to transition Mr. Kirban to a part-time position will extend by one-year, in each case. Mr. Kirban’s compensation will remain unchanged and he will otherwise continue to be subject to the same terms and conditions as set forth in the Employment Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K, for the fiscal year ended December 31, 2021 and filed with the Securities and Exchange Commission ("SEC") on March 14,2022 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in the Form 10-K.
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

We source our coconut water from a diversified global network of 15 factories across seven countries supported by thousands of coconut farmers. As we do not own any of the coconut water factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packing and repacking of our products and to better service our customers’ needs.

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

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” other than the changes noted below in "Impact of COVID-19 and the Russia-Ukraine War." Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.
Impact of COVID-19 and the Russia-Ukraine War
The global macroeconomic environment continues to be affected by the COVID-19 pandemic and the Russia-Ukraine war. In fiscal year 2021 and continuing in the first quarter ended March 31, 2022, the Company saw significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Starting in the second quarter of 2021, we took pricing actions such as delaying promotional activities until later in the year, reducing discounting and sharing cost increases with private label customers, in order to partially offset the inflationary costs of goods effects we were experiencing.

For the three months ended March 31, 2022, we estimate that our gross profit absorbed incremental costs of goods on a rate/mix basis compared to the prior year quarter of approximately $12 million, mostly driven by transportation cost increases across both ocean freight and domestic logistics as a result of global supply chain disruptions caused by these global events. We do not believe the current costs of goods inflated by the current economic and supply chain pressures are fully representative of our future costs of goods in a normal supply chain environment.

The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the Russia-Ukraine war on the business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or the Russia-Ukraine war cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” in our Form 10-K.

Components of Our Results of Operations
Net Sales
We generate revenue through the sale of our Vita Coco branded coconut water, Private Label and Other products in the Americas and International segments. Our sales are predominantly made to distributors or to retailers for final sale to consumers through retail channels, which includes sales to traditional brick and mortar retailers, who may also resell our products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits, and any taxes collected from consumers.
Cost of Goods Sold
Cost of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, and warehouse fulfillment costs.
Gross Profit and Gross Margin
Gross profit is net sales less cost of goods sold, and gross margin is gross profit as a percentage of net sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channels through which we sell our products, the promotional environment in the marketplace, manufacturing costs, commodity prices, and transportation rates. We expect that our gross margin will fluctuate from period to period depending on the interplay of these variables.
Management believes gross margin provides investors with useful information related to the profitability of our business prior to considering the operating costs incurred. Management uses gross profit and gross margin as key measures in making financial, operating, and planning decisions and in evaluating our performance.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing expenses, sales promotion expenses, and general and administrative expenses. Marketing and sales promotion expenses consist primarily of costs incurred promoting and marketing our products and are primarily driven by investments to grow our business and retain customers. In the long-term, we generally expect selling and marketing expenses to increase in absolute dollars and to vary from period to period as a percentage of net sales. General and administrative expenses include payroll, employee benefits, stock-based compensation, broker commissions and other headcount-related expenses associated with supply chain & operations, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, depreciation and amortization, and legal, accounting, and professional fees. We expense all selling, general and administrative expenses as incurred. We expect selling, general and administrative expenses to increase in absolute dollars to support business growth and, in the near term, our transition to a public company.
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

The contingent consideration payable to Runa’s former shareholders was re-measured at fair value, which reflects estimates, assumptions, and expectations on Runa’s revenue and revenue growth as of the valuation date. A key factor in the contingent consideration calculation is whether the growth levels specified in the contract can be met within the four year time period immediately following the acquisition. The design of the payout is to reward for high growth in the initial years following the acquisition. As of March 31, 2022, we expect the contingent consideration to be zero. The contingent consideration will continue to be remeasured until the term of the agreement ends in December 2022. However, we do not believe that the Runa business will achieve the growth targets required and thus we expect that the contingent consideration will be zero at December 2022.
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
•International—The International segment is comprised of our operations primarily in Europe, the Middle East, and the Asia Pacific regions.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net sales	$96,448	$75,450
Cost of goods sold	77,385	51,366
Gross profit	19,063	24,084
Operating expenses
Selling, general, and administrative	24,801	19,778
Income (loss) from operations	(5,738)	4,306
Other income (expense)
Unrealized gain/(loss) on derivative instrument	8,706	(1,355)
Foreign currency gain/(loss)	(101)	(600)
Interest income	7	35
Interest expense	(27)	(79)
Total other income (expense)	8,585	(1,999)
Income before income taxes	2,847	2,307
Income tax expense	(620)	(667)
Net income	$2,227	$1,640

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$58,855	$42,189	$16,666	39.5%
Private Label	23,080	19,208	3,871	20.2%
Other	2,676	2,454	222	9.1%
Subtotal	84,611	63,851	20,760	32.5%
International segment
Vita Coco Coconut Water	8,349	6,489	$1,860	28.7%
Private Label	2,765	2,922	(157)	(5.4)%
Other	723	2,188	(1,465)	(67.0)%
Subtotal	$11,837	$11,599	$238	2.1%
Total net sales	$96,448	$75,450	$20,998	27.8%
For the three months ended March 31, 2022, the primary driver of the consolidated net sales increase of 28% was increased case equivalents ("CE") volume coupled with some benefits from net pricing actions.
Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
Americas segment
Vita Coco Coconut Water	6,295	4,661	1,634	35.1%
Private Label	2,730	2,260	470	20.8%
Other	366	255	111	43.6%
Subtotal	9,391	7,176	2,215	30.9%
International segment*
Vita Coco Coconut Water	1,206	998	208	20.8%
Private Label	413	388	25	6.4%
Other	13	113	(100)	(88.8%)
Subtotal	1,632	1,499	133	8.9%
Total volume (CE)	11,023	8,675	2,348	27.1%
Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $20.8 million, or 32.5%, to $84.6 million for the three months ended March 31, 2022 from $63.9 million for the three months ended March 31, 2021. The increase is primarily driven by a CE volume increase and some benefits from net pricing actions.

Vita Coco Coconut Water net sales increased by $16.7 million, or 39.5%, to $58.9 million for the three months ended March 31, 2022, from $42.2 million for the three months ended March 31, 2021. The increase was primarily driven by higher CE volume.
Private Label net sales increased $3.9 million, or 20.2%, to $23.1 million for the three months ended March 31, 2022, from $19.2 million for the three months ended March 31, 2021, mostly driven by an increase in the number of orders and ample inventory on hand.
Net sales for Other products increased by $0.2 million, or 9.1%, to $2.7 million for the three months ended March 31, 2022 from $2.5 million for the three months ended March 31, 2021.
International Segment
International net sales increased by $0.2 million, or 2.1%, to $11.8 million for the three months ended March 31, 2022, from $11.6 million for the three months ended March 31, 2021. The increase is primarily driven by higher CE volume in our European region, partially offset by lower volume in our Asia Pacific markets. For the three months ended March 31, 2022 compared to the same period ended March 31, 2021, the growth was driven by Vita Coco Coconut Water, offset by lower sales from Private Label and Other products.
Vita Coco Coconut Water net sales increased by $1.9 million, or 28.7%, to $8.3 million for the three months ended March 31, 2022, from $6.5 million for the three months ended March 31, 2021. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency.
Decreases in net sales from Private Label of $0.2 million were driven by an unfavorable impact related to foreign currency translation in Europe, which was offset by the increased CE volume across the regions for the three months ended March 31, 2022 compared to March 31, 2021.
Decreases in net sales from Other products of $1.5 million were driven by decreased CE volume across regions related to lower opportunistic commodity sales, and an unfavorable impact related to foreign currency in Europe for the three months ended March 31, 2022 compared to March 31, 2021.
Gross Profit

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
Cost of goods sold
Americas segment	68,315	42,734	$25,581	59.9%
International segment	9,070	8,632	438	5.1%
Total cost of goods sold	$77,385	$51,366	$26,019	50.7%
Gross profit
Americas segment	16,296	21,117	$(4,821)	(22.8)%
International segment	2,767	2,967	(200)	(6.7)%
Total gross profit	$19,063	$24,084	$(5,021)	(20.8)%
Gross margin
Americas segment	19.3%	33.1%		(13.8)%
International segment	23.4%	25.6%		(2.2)%
Consolidated	19.8%	31.9%		(12.2)%

On a consolidated basis, cost of goods sold increased $26.0 million, or 50.7%, to $77.4 million for the three months ended March 31, 2022, from $51.4 million for the three months ended March 31, 2021. On a consolidated and segment basis, the increases in both periods were primarily driven by higher CE volume and significant transportation costs across ocean freight and domestic logistics, with the latter being driven by high overages related to detention and demurrage. On a consolidated basis, this resulted in cost of goods per CE rate increasing 19% for the three months ended March 31, 2022 as compared to the prior year periods.

On a consolidated basis, gross profit dollars decreased $5.0 million, or 20.8%, to $19.1 million for the three months ended March 31, 2022, from $24.1 million for the three months ended March 31, 2021. Although we delivered strong top line growth driven by the continued underlying strength of our Vita Coco brand, gross profit was significantly impacted by by increased transportation costs due to the global shipping environment and ports constraints including very high containers detention and demurrage costs, which were only partially offset by pricing actions. As a result, gross margin declined approximately 12 percentage points to 19.8% for the three months ended March 31, 2022, as compared to 31.9% for the three months ended March 31, 2021.
Operating Expenses

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
Selling, general, and administrative	$24,801	$19,778	$5,023	25.4%
Selling, General and Administrative Expenses
During the three months ended March 31, 2022, selling, general and administrative, or SG&A, expense increased by $5.0 million, or 25.4% versus the prior year comparable period. The increase was primarily driven by the incremental ongoing costs related to operating a public company, with higher spending in professional fees and personnel related expenses for the three months ended March 31, 2022 versus the prior year comparable period.
Other Income (Expense), Net

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$8,706	$(1,355)	$10,061	742.5%
Foreign currency gain/(loss)	(101)	(600)	499	83.2%
Interest income	7	35	(28)	(80.0%)
Interest expense	(27)	(79)	52	65.8%
	$8,585	$(1,999)	$10,584	529.5%

Unrealized Gain/(Loss) on Derivative Instruments
During the three months ended March 31, 2022 and 2021, we recorded gains of $8.7 million and losses of $1.4 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended March 31, 2022 related to the contracts hedging the Brazilian real. All forward foreign currency exchange contracts were entered into to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, and Thai baht.
Foreign Currency Gain/(Loss)
Foreign currency loss was $0.1 million for the three months ended March 31, 2022, as compared to $0.6 million loss for the three months ended March 31, 2021. The change in both periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The decrease in interest income for the three months ended March 31, 2022 compared to the same period in the prior year was immaterial. The decrease was primarily driven by the interest of 0.58% on the loan to the CEO described in Note 14, Related-Party Transactions, to our notes to the condensed consolidated financial statements. On September 16, 2021, the CEO of the Company repaid the outstanding principal balance and accrued interest on the promissory note.

Interest Expense
Interest expense decreased an immaterial amount for the three months ended March 31, 2022 compared to the same period in the prior year.
Income Tax Expense

(in thousands)	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
Income tax expense	(620)	(667)	$47	7.0%
Tax rate	21.8%	28.9%
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
For the three months ended March 31, 2022 and March 31, 2021, our effective tax rate was 21.8% and 28.9%, respectively. The effective tax rate for both periods is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expense in relation to the pre-tax profits.
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

A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	2,227	1,640
Depreciation and amortization	470	525
Interest income	(7)	(35)
Interest expense	27	79
Income tax expense	620	667
EBITDA	3,337	2,876
Stock-based compensation (a)	2,386	487
Unrealized (gain)/loss on derivative instruments (b)	(8,706)	1,355
Foreign currency (gain)/loss (b)	101	600
Other adjustments (c)	—	504
Adjusted EBITDA	$(2,882)	$5,822
____________
(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Reflects other charges inclusive of legal costs and other non-recurring expenses mostly related to our public company readiness preparation.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $18.0 million and $28.7 million of cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively. We supplemented our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
Considering recent market conditions and the ongoing COVID-19 pandemic, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2020 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures, and contractual obligations for at least 12 months from the issuance date of the condensed consolidated financial statements included herein.
Our future capital requirements will depend on many factors, including our revenue growth rate, our working capital needs primarily for inventory build, our global footprint, the expansion of our marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products and the continued market consumption of our products, as well as any shareholder distribution either through equity buybacks or dividends. Our asset-lite operating model has historically provided us with a low cost, nimble, and scalable supply chain, which allows us to adapt to changes in the market or consumer preferences while also efficiently introducing new products across our platform. We may seek additional equity or debt financing in the future in order to acquire or invest in complementary businesses, products and/or new IT infrastructures. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or general cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

Cash Flows
The following tables summarize our sources and uses of cash:

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$(22,548)	$(15,841)	$(6,707)	(42.3%)
Investing activities	(244)	(51)	(193)	(378.4%)
Financing activities	12,144	(42,955)	55,099	128.3%
Effects of exchange rate changes on cash and cash equivalents	(56)	53	(109)	n/m
Net (decrease)/increase in cash and cash equivalents	$(10,704)	$(58,794)	$48,090	81.8%
____________
n/m—represents percentage calculated not being meaningful
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the three months ended March 31, 2022, $6.7 million more net cash was used in operating activities compared to the three months ended March 31, 2021. The change was driven by the decrease in net income after adjusting for non-cash items, primarily reflecting elevated transportation costs and increased SG&A expenses to further expand our capabilities as a public company.
Investing Activities
During the three months ended March 31, 2022 as compared to three months ended March 31, 2021, cash used in investing activities increased driven by cash paid for property and equipment.
Financing Activities
During the three months ended March 31, 2022 compared to the three months ended March 31, 2021, net cash provided by financing activities was $55 million, resulting from $50.0 million paid in the three months ended March 31, 2021 to repurchase 5,192,005 shares of treasury stock from RWVC S.a.r.l, a principal stockholder. This item was partially offset by increased cash proceeds of $5 million borrowed under the 2020 Credit Facility period over period. For further discussion of the stock repurchase, see Note 10, Stockholder’s Equity, and Note 14, Related-Party Transactions, respectively, in the condensed consolidated financial statements.
Debt
We had debt outstanding of $12.1 million as of March 31, 2022, compared to $0.1 million as of December 31, 2021. The outstanding balance as of March 31, 2022 related to borrowings under the 2020 Credit Facility and vehicle loans. The outstanding balance as of December 31, 2021 related to vehicle loans.
2020 Credit Facility
In May 2020, we entered into a five-year credit facility ("2020 Credit Facility") with Wells Fargo consisting of a revolving line of credit, which provided for committed borrowings of $50.0 million and a $10.0 million non-committed accordion feature. The 2020 Credit Facility was further amended in May 2021 and October 2021, and currently provides for committed borrowings of $60 million. We may repay outstanding balances under the 2020 Credit Facility at any time without premium or penalty. Borrowings under the 2020 Credit Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (or current LIBOR replacement rate), which shall not be less than 0.0%, plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR (or current LIBOR replacement) plus 1.5%). The applicable rate for LIBOR borrowings under the 2020 Credit Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
The outstanding balance on the 2020 Credit Facility was $12.0 million and zero as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of March 31, 2022 was less than $0.1 million.
For additional information, see Note 6, Debt, to our condensed consolidated financial statements included in this Form 10-Q.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in the Form 10-K.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Form 10-K.
Recent Accounting Pronouncements
A description of recently adopted and issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We adopted ASC 842, Leases, as of January 1, 2022 as described in Note 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.
As of March 31, 2022, the outstanding amounts of $12 million under our 2020 Credit Facility incurs interest fees at variable interest rates and are affected by changes in the general level of market interest rates. To quantify our exposure to interest rate risk, a 100 basis point increase or decrease to the applicable variable rates of interest would change our annual interest expense by approximately $0.1 million per year based on the borrowings as of March 31, 2022 under the 2020 Credit Facility.

Foreign Currency Exchange Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our net sales, cost of goods sold, and operating expenses. We use derivative financial instruments to reduce our net exposure to foreign currency fluctuations. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows, and financial position of our international operations. We generally target to hedge a majority of our forecasted yearly foreign currency exchange exposure through a 24-month rolling layered approach and leave a portion of our currency forecast floating at spot rate. Our currency forecast and hedge positions are reviewed quarterly. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in ‘‘Other income (expense), net” in the condensed consolidated statements of operations.
The total notional values of our forward exchange contracts were $89.8 million and $89.1 million as of March 31, 2022 and December 31, 2021, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $8.7 million for the three months ended March 31, 2022, and we estimate that a 10 percent strengthening or weakening of the U.S. dollar would have resulted in a approximately $6.7 million gain or loss.
A portion our cash and cash equivalents are denominated in foreign currencies. As of March 31, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2021, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In the three months ended March 31, 2022, we have seen significant inflation caused by COVID-19 related global supply chain disruptions which put pressure on our costs and margins. More specifically, there was a significant escalation of transportation costs, primarily ocean freight costs due to shipping and ports constraints and in domestic logistics.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended March 31, 2022, sales to two customers represented approximately 56% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a description of certain significant risks and uncertainties to which our business, financial condition, and results of operations are subject. There have been no material changes to these risk factors as of March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-29825	4.1	9/27/21
4.2	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: May 13, 2022	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Kevin Benmoussa
Kevin Benmoussa
Chief Financial Officer
(Principal Financial and Accounting Officer)