Form 10-Q
period 2022-06-30
Vita Coco Company, Inc.
filed 2022-08-11
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 55,654,048 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: risks related to our supply chain and the impact of continued inflation; our dependence on third party manufacturing and co-packing partners, and any changes to their respective labor regulations and business practices; our dependence on existing suppliers for materials used to package our products; our dependence on distributor and retail customers for most of our sales; our cash flows and results of operations may be negatively affected if we are not successful in forecasting and managing our inventory at appropriate levels for our demand; our brands and reputation may be diminished due to quality or food safety issues with our products; competition in the food and beverage retail industry; a reduction in demand for and sales of our coconut water products or a decrease in consumer demand for coconut water generally; risks related to brand and company image, consumer awareness and brand loyalty; failure to introduce new products or successfully improve existing products; consume preferences for our products are difficult to predict and may change; the impact of pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, on our business; our ability to manage our future growth effectively; our reliance on independent certification for a number of our products; our ability to make acquisitions and successfully integrate newly acquired products or businesses; risks related to expanding our operations into countries in which we have no prior operating history; disruptions in the worldwide economy; risks related to climate change; our ability to retain our senior management and key personnel; risks related to sustainability and corporate social responsibility; food safety and food-borne illness incidents or other safety concerns, such as lawsuits, product recalls or regulatory enforcement actions; our products and operations are subject to government regulation and oversight both in the United States and abroad; risks related to the regulation of advertising and marketing and data privacy and data protection; our reliance on our information technology systems and those of our third-party vendors and business partners; our ability to protect our intellectual property; risks related to our Credit Agreement and any agreements governing any future indebtedness; and risks related to ownership of our common stock; as well as, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,411	$28,690
Accounts receivable, net of allowance of $1,349 at June 30, 2022, and $1,301 at December 31, 2021	73,295	47,195
Inventory	70,062	75,360
Supplier advances, current	1,448	1,170
Derivative assets	3,407	126
Prepaid expenses and other current assets	23,571	20,718
Total current assets	188,194	173,259
Property and equipment, net	2,981	2,473
Goodwill	7,791	7,791
Intangible assets, net	7,324	7,934
Supplier advances	5,205	2,808
Deferred tax assets, net	1,165	1,265
Other assets	5,148	1,954
Total assets	$217,808	$197,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,614	$28,338
Accrued expenses and other current liabilities	47,303	42,399
Notes payable, current	25	28
Derivative liabilities	1,014	3,197
Total current liabilities	62,956	73,962
Credit facility	22,000	—
Notes payable	36	48
Other long-term liabilities	2,286	301
Total liabilities	87,278	74,311
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 61,857,699 and 61,764,582 shares issued at June 30, 2022 and December 31, 2021, respectively 55,651,499 and 55,558,382 shares outstanding at June 30, 2022 and December 31, 2021, respectively	619	618
Additional paid-in capital	139,170	134,730
Retained earnings	50,735	47,369
Accumulated other comprehensive loss	(1,066)	(616)
Treasury stock, 6,206,200 shares at cost as of June 30, 2022, and 6,206,200 shares at cost as of December 31, 2021	(58,928)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	130,530	123,173
Total liabilities and stockholders’ equity	$217,808	$197,484

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$115,305	$101,810	$211,753	$177,260
Cost of goods sold	86,016	72,834	163,401	124,200
Gross profit	29,289	28,976	48,352	53,060
Operating expenses
Selling, general and administrative	24,257	21,444	49,058	41,222
Income (Loss) from operations	5,032	7,532	(706)	11,838
Other income (expense)
Unrealized gain/(loss) on derivative instruments	(3,242)	4,569	5,464	3,214
Foreign currency gain/(loss)	(43)	(930)	(144)	(1,530)
Interest income	3	38	10	73
Interest expense	(56)	(113)	(83)	(192)
Total other income (expense)	(3,338)	3,564	5,247	1,565
Income before income taxes	1,694	11,096	4,541	13,403
Income tax expense	(555)	(3,314)	(1,175)	(3,981)
Net income	1,139	7,782	3,366	9,422
Net loss attributable to noncontrolling interest	—	(15)	—	$(20)
Net income attributable to The Vita Coco Company, Inc.	$1,139	$7,797	$3,366	$9,442
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.02	$0.15	$0.06	$0.18
Diluted	$0.02	$0.15	$0.06	$0.18
Weighted-average number of common shares outstanding
Basic	55,626,861	52,995,871	55,594,558	53,398,800
Diluted	55,804,448	53,322,972	55,752,597	53,842,426
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,139	$7,782	$3,366	$9,422
Other comprehensive income (loss):
Foreign currency translation adjustment	(196)	295	(450)	312
Total comprehensive income including noncontrolling interest	943	8,077	2,916	9,734
Net loss attributable to noncontrolling interest	—	(15)	—	(20)
Foreign currency translation adjustment attributable to noncontrolling interest	—	4	—	4
Total comprehensive loss attributable to noncontrolling interest	—	(11)	—	(16)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$943	$8,088	$2,916	$9,750
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Loan to Shareholder	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Shareholders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital				Shares	Amount
Balance at December 31, 2020	51,086,945	$511	8,113,105	$81	59,200,050	$592	$100,849	$(17,700)	$28,354	$(949)	1,014,195	$(8,925)	$102,221	$78	$102,299
Net income	—	—	—	—	—	—	—	—	1,645	—	—	—	1,645	(5)	1,640
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to Shareholder	—	—	—	—	—	—	—	(26)	—	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	—	—	—	—	487	—	—	—	—	—	487	—	487
Exercise of stock options	1,365	—	—	—	1,365	—	9	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	—	—	17	—	17
Balance at March 31, 2021	51,088,310	$511	8,113,105	$81	59,201,415	$592	$101,345	$(17,726)	$29,999	$(932)	6,206,200	$(58,928)	$54,350	$73	$54,423
Net income	—	—	—	—	—	—	—	—	7,797	—	—	—	7,797	(15)	7,782
Loan to Shareholder	—	—	—	—	—	—	—	(25)	—	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	—	—	—	—	—	525	—	—	—	—	—	525	—	525
Exercise of stock options	910	—	—	—	910	—	10	—	—	—	—	—	10	—	10
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	295	—	—	295	4	299
Balance at Balance at June 30, 2021	51,089,220	$511	8,113,105	$81	59,202,325	$592	$101,880	$(17,751)	$37,796	$(637)	6,206,200	$(58,928)	$62,952	$62	$63,014

Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	—	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
Net income	—	—	—	—	—	—	—	—	2,227	—	—	—	2,227	—	2,227
Stock-based compensation	—	—	—	—	—	—	2,386	—	—	—	—	—	2,386	—	2,386
Exercise of stock options	26,845	—	—	—	26,845	—	151	—	—	—	—	—	151	—	151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(254)	—	—	(254)	—	(254)
Balance at March 31, 2022	53,678,322	$537	8,113,105	$81	61,791,427	$618	$137,267	$—	$49,596	$(870)	6,206,200	$(58,928)	$127,683	$—	$127,683
Net income	—	—	—	—	—	—	—	—	1,139	—	—	—	1,139	—	1,139
Stock-based compensation	—	—	—	—	—	—	1,814	—	—	—	—	—	1,814	—	1,814
Exercise of stock options	66,272	1	—	—	66,272	1	89	—	—	—	—	—	90	—	90
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Balance at June 30, 2022	53,744,594	$538	8,113,105	$81	61,857,699	$619	$139,170	$—	$50,735	$(1,066)	6,206,200	$(58,928)	$130,530	$—	$130,530

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,366	$9,422
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	945	1,044
(Gain)/loss on disposal of equipment	—	42
Bad debt expense	157	66
Unrealized (gain)/loss on derivative instruments	(5,464)	(3,214)
Stock-based compensation	4,200	1,012
Noncash lease expense	513	—
Deferred tax expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	(27,167)	(31,930)
Inventory	4,730	(14,639)
Prepaid expenses, net supplier advances, and other assets	(5,713)	1,452
Accounts payable, accrued expenses, and other liabilities	(8,939)	20,968
Net cash provided by (used in) operating activities	(33,372)	(15,772)
Cash flows from investing activities:
Cash paid for property and equipment	(857)	(84)
Net cash used in investing activities	(857)	(84)
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	242	19
Borrowings on credit facility	22,000	13,000
Repayments of borrowings on credit facility	—	(30,000)
Cash received (paid) on notes payable	(16)	30,029
Cash paid to acquire treasury stock	—	(50,003)
Net cash provided by (used in) financing activities	22,226	(36,955)
Effects of exchange rate changes on cash and cash equivalents	(276)	118
Net decrease in cash and cash equivalents	(12,279)	(52,693)
Cash and cash equivalents at beginning of the period	28,690	72,181
Cash and cash equivalents at end of the period	$16,411	$19,488
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$807	$977
Cash paid for interest	16	88
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (formerly known as All Market Inc.) (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States. Other products include coconut oil, coconut milk, coconut as a commodity, natural energy drinks (under the brand name Runa), water (under the brand name Ever & Ever) and protein infused fitness drinks (under the brand name PWR LIFT).
The Company was incorporated in Delaware on January 17, 2007. In 2018, the Company purchased certain assets and liabilities of Runa, which is marketed and distributed primarily in the United States. Effective as of September 9, 2021, the name of the Company was changed from All Market Inc. to The Vita Coco Company, Inc.
We are a public benefit corporation under Section 362 of the Delaware General Corporation Law. As a public benefit corporation, our Board of Directors is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct and the specific public benefits identified in our certificate of incorporation.
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal year 2012 and 2015, one North American subsidiary established in 2015, as well as All Market Europe, Ltd. (AME) in the United Kingdom. AME was established in fiscal year 2009 and has 100% ownership in two European subsidiaries established in 2015. The non-controlling interest in AME represented minority stockholders’ proportionate share of the equity in AME during the fiscal year 2021, which was fully acquired by the Company as of December 31, 2021. One of the wholly-owned Asian subsidiaries, All Market Singapore Pte Ltd (AMS), has 100% ownership in one subsidiary established in fiscal year 2018 in Ecuador.
Initial Public Offering
The Company’s registration statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission ("SEC") on October 20, 2021 and related to the initial public offering ("IPO") of its common stock in the prospectus dated October 20, 2021, filed with the SEC in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”). On October 21, 2021, the Company’s shares began trading on the NASDAQ under the ticker symbol “COCO”. On October 25, 2021, we completed our IPO by issuing 2,500,000 shares of our common stock, $0.01 par value per share, at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30,000, after deducting the underwriting discount and commissions of approximately $2,000 and offering expenses of approximately $5,000. Additionally, certain selling stockholders sold an aggregate of 9,000,000 shares. On October, 27, 2021, the Company used the net proceeds from the IPO to repay the outstanding balance on the 2021 Term Loan.
Concurrent with the IPO, various agreements were amended or newly effective, which are further described in our Prospectus, which include:
•The Registration Rights agreement
•The Investor Rights agreement
•Amendments to the employment agreements for the then co-CEOs, Mike Kirban and Martin Roper;
•Adoption of the 2021 Stock Incentive Award Plan and grants of awards to employees and directors, and
•Adoption of the 2021 Employee Stock Purchase Plan.
Impact of the COVID-19 Pandemic and Current Geopolitical Instability
Disruptions in the worldwide economy may affect our business, and the macroeconomic environment continues to be affected by the COVID-19 pandemic and the current geopolitical instability (including the effects of the conflict between Ukraine and Russia). As a result, the Company has seen significant cost inflation to domestic and international shipping costs and some inflationary pressures on other cost elements, only some of which have been covered by pricing actions to date. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the ongoing geopolitical instability on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or the ongoing geopolitical instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of June 30, 2022 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021.
During the six months ended June 30, 2022, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statement as of and for the year ended December 31, 2021, except for the adoption of the new lease standard described in "Recently Adopted Accounting Pronouncements" in the Summary of Significant Accounting Policies (Note 2).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. GAAP.
Principles of Consolidation
The condensed consolidated financial statements include all the accounts of the wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The non-controlling interest in consolidated subsidiaries presented in the accompanying condensed consolidated financial statements for periods prior to December 31, 2021 represents the portion of AME stockholders’ equity, which was not directly owned by the Company.
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, the determination of allowance for uncollectible accounts, assessing goodwill for impairment, the determination of the value of trade promotions, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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

Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 54% of total net sales for both the six months ended June 30, 2022 and 2021. In addition, the two customers in aggregate also accounted for 42% and 37% of total accounts receivable as of June 30, 2022 and December 31, 2021, respectively. The Company has not experienced credit issues with these customers.
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

In June 2022, the Company extended its lease agreement for the New York office to April 30, 2025 and remeasured the lease liability and right-of-use asset as of June 30, 2022.
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
The Company measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, discounted using a discount rate specific to the terms of the underlying lease. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company estimated its incremental borrowing rate for each leased asset based on the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. The Company’s right-of-use assets are equal to the lease liability, adjusted for prepaid rent, initial direct costs and incentives, as applicable. After lease commencement and the establishment of a right-to-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term.
In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.) and non-components (e.g. property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated to the lease components and non-lease components based on their relative fair values. The Company elected the accounting policy available under ASC 842 to not separate lease and non-lease components for its real estate and equipment leases. Therefore, each lease component and the related non-lease components and non-components are accounted for together as a single component. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-to-use assets and lease liabilities but rather expensed when the events determining the amount of variable consideration to be paid have occurred.

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

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended June 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$76,436	$11,124	$87,560
Private Label	20,547	2,946	23,493
Other	3,510	742	4,252
Total	$100,493	$14,812	$115,305

	Three Months Ended June 30, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$62,216	$9,863	$72,079
Private Label	21,277	2,609	23,886
Other	2,656	3,189	5,845
Total	$86,149	$15,661	$101,810

	Six Months Ended June 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$135,291	$19,473	$154,764
Private Label	43,627	5,711	49,338
Other	6,186	1,465	7,651
Total	$185,104	$26,649	$211,753

	Six Months Ended June 30, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$104,405	$16,352	$120,757
Private Label	40,485	5,531	46,016
Other	5,110	5,377	10,487
Total	$150,000	$27,260	$177,260
4. INVENTORY
Inventory consists of the following:

	June 30, 2022	December 31, 2021
Raw materials and packaging	$5,303	$4,868
Finished goods	64,759	70,492
Inventory	$70,062	$75,360
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and Intangible Assets, net consist of the following:

	June 30, 2022	December 31, 2021
Goodwill	$7,791	$7,791

All of the Company’s goodwill is associated with the acquisition of Runa, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible.

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net
Trade names	$6,200	$(2,497)	$3,703	$6,200	$(2,187)	$4,013
Distributor relationships	6,000	(2,417)	3,583	6,000	(2,117)	3,883
Other	38	—	38	38	—	38
Total intangible assets subject to amortization	$12,238	$(4,914)	$7,324	$12,238	$(4,304)	$7,934
All the intangible assets, net as of June 30, 2022 and December 31, 2021 were associated with the acquisition of Runa, which was acquired in June 2018.
Amortization expense of $610 associated with intangible assets was recorded for both the six months ended June 30, 2022 and 2021, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations. For both the three months ended June 30, 2022 and 2021, the Company recorded $305 of amortization expense related to these intangible assets.
As of June 30, 2022, the estimated future expense for amortizable intangible assets is as follows:

Fiscal Years
2022 (excluding the six months ended June 30, 2022)	$610
2023	1,220
2024	1,220
2025	1,220
2026	1,220
Thereafter	1,834
$7,324
6. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
2020 Credit facility	$22,000	$—

Notes payable
Vehicle loans	61	76
	$61	$76
Current	25	28
Non-current	$36	48
2020 Credit Facility
As of December 31, 2021, the Company had no outstanding borrowings under its 2020 Credit Facility. As of June 30, 2022, $22,000 was outstanding, and $38,000 undrawn and available under its 2020 Credit Facility. The 2020 Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the 2020 Credit Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (or current LIBOR replacement rate), which shall not be less than 0.0%, plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR (or current LIBOR replacement) plus 1.5%). The applicable rate for LIBOR borrowings under the 2020 Credit Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $83 and $75 for the three months ended June 30, 2022 and 2021, respectively. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $109 and $153 for the six months ended June 30, 2022 and 2021, respectively.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of June 30, 2022, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. For any cases for which management believes that it is more likely than not that it will incur a loss, a provision for legal settlements will be recorded. As of June 30, 2022 and December 31, 2021, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South America and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Six Months Ended June 30,		June 30, 2022	December 31, 2021
	2022	2021
Customer A	31%	32%	25%	18%
Customer B	23%	22%	17%	19%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Six Months Ended June 30,
	2022	2021
Supplier A	15%	21%
Supplier B	12%	14%

8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of June 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$25,958	$1,992	Derivative assets
Receive BRL/sell USD	42,756	1,415	Derivative assets
Receive MYR/pay USD	—	—	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay CAD	$4,476	$(16)	Derivative liabilities
Receive THB/sell USD	15,590	(998)	Derivative liabilities

December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$22,323	$125	Derivative assets
Receive MYR/sell USD	392	1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$43,174	$(2,389)	Derivative liabilities
Receive USD/pay CAD	4,731	(57)	Derivative liabilities
Receive THB/sell USD	18,488	(751)	Derivative liabilities
The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,
	2022	2021
Unrealized gain/(loss) on derivative instruments	$(3,242)	$4,569
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$873	$2,997
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Six Months Ended June 30,
	2022	2021
Unrealized gain/(loss) on derivative instruments	$5,464	$3,214
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$958	$354
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
The Company applies recurring fair value measurements to its derivative instruments in accordance with ASC Topic 820, Fair Value Measurements ("ASC 820"). In determining fair value, the Company used a market approach and incorporated the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable internally developed inputs.
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
June 30, 2022	$—	$2,393	$—	$2,393
December 31, 2021	$—	$(3,071)	$—	$(3,071)
In connection with the Company’s acquisition of the entity currently known as AMI Runa USA LLC (“Runa”), the Company is obligated to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. Per the acquisition agreement, the contingent payment cannot exceed $51,500. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment.
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
Based on updated revenue performance expectations during the earn-out period for Runa, the Company measured the contingent consideration as zero for the periods ended, June 30, 2022 and December 31, 2021.
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.

10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of June 30, 2022 and December 31, 2021, the Company held 6,206,200 and 6,206,200 shares, respectively, in treasury stock. As of June 30, 2022 and December 31, 2021, the Company had 4,542,480 and 3,431,312 shares, respectively, of common stock available for issuance upon the conversion of outstanding warrants and stock options under the 2021 Incentive Award Plan, of which 3,154,616 and 2,170,975, respectively, were reserved for future issuance. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.
Non-controlling Interest—On December 31, 2021, the Company purchased the remaining outstanding AME shares directly from minority stockholders, resulting in a zero non-controlling interest as of December 31, 2021 and June 30, 2022.
Warrants—All service and exit warrants expired as of December 31, 2021. As such, there was no warrant activity for the six months ended June 30, 2022.
Stock Options—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “Stock Option Plan”). The Stock Option Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of (i) the total then outstanding shares of common shares and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the Stock Option Plan, the Company could grant employees, directors and consultants stock options and restricted stock awards and had the authority to establish the specific terms of each award, including exercise price, expiration and vesting. Generally, stock options issued pursuant to the Stock Option Plan contained exercise prices no less than the fair value of the Company’s common stock on the date of grant and have a ten-year contractual term.
The stockholders of the Company approved the adoption of the 2021 Incentive Award Plan, which was effective after the closing of the IPO discussed in Note 1. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the Stock Option Plan.
The Company recognized stock-based compensation expense of $1,502 and $525 for the three months ended June 30, 2022 and 2021, respectively, in selling, general and administrative expenses. Additionally, the stock compensation expense of $3,580 and $1,012 was recognized for the six months ended June 30, 2022 and 2021, respectively, in selling, general and administrative expenses. For the restricted stock units ("RSUs") previously granted to a major customer, $312 and $620 was recognized for the three and six months ended June 30, 2022, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue.
Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the Stock Option Plan vest based on continuous service. Generally, 50% of the stock options granted vest two years after the grant date and 50% of the stock options granted vest four years after the grant date. For options granted under the 2021 Incentive Award Plan, 25% of the stock options granted vest annually on November 27 in each of the four years after the grant date. There were no new service-based stock option awards granted during the six months ended June 30, 2022. Exercises of stock options during the six months ended June 30, 2022 are disclosed in the Condensed Consolidated Statements of Non-controlling Interests and Stockholders' Equity.
Awards with Performance and Market-based Vesting Conditions
During the six months ended June 30, 2022, certain awards that contained performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.

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
During the six months ended June 30, 2022, there were 134,142 RSUs granted, which had an aggregate grant date fair value of $1,259.
11. INCOME TAXES
For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $555 and $3,314, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded $1,175 and $3,981, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of June 30, 2022 and December 31, 2021, there were no liabilities for income tax uncertainties. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and location jurisdictions for the open tax years between December 31, 2018 to December 31, 2021.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:

Net income attributable to The Vita Coco Company, Inc.	$1,139	$7,797	$3,366	$9,442
Denominator:
Weighted-average number of common shares used in earnings per share—basic	55,626,861	52,995,871	55,594,558	53,398,800
Effect of conversion of stock options	177,587	327,101	158,039	443,626
Weighted-average number of common shares used in earnings per share—diluted	55,804,448	53,322,972	55,752,597	53,842,426
Earnings per share—basic	$0.02	$0.15	$0.06	$0.18
Earnings per share—diluted	$0.02	$0.15	$0.06	$0.18
All exit warrants expired as of December 31, 2021. Before expiration, for the six months ended June 30, 2021, the exit warrants, which expire upon a liquidity event and only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%, were not considered in the basic and diluted earnings per share, as the contingency of a liquidity event had not occurred.

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	2,372,656	1,751,915	2,369,686	1,669,395
13. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—Comprised primarily of the U.S. and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever and Ever), and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment.
•International—Comprised primarily of Europe, Middle East, and Asia Pacific, which includes the Company’s procurement arm and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products.
Information about the Company’s operations by operating segment as of June 30, 2022 and 2021 and for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$115,305	$101,810	$211,753	$177,260
Americas	100,493	86,149	185,104	150,000
International	14,812	15,661	26,649	27,260
Gross profit	$29,289	$28,976	$48,352	$53,060
Americas	26,710	25,706	43,006	46,824
International	2,579	3,270	5,346	6,236

	As of June 30,	As of December 31,
	2022	2021
Total segment assets	$217,808	$197,484
Americas	171,951	141,973
International	45,857	55,511

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation	2022	2021	2022	2021
Total gross profit	$29,289	$28,976	$48,352	$53,060
Less:
Selling, general, and administrative expenses	24,257	21,444	49,058	41,222
Income (loss) from operations	$5,032	$7,532	$(706)	$11,838
Less:
Unrealized gain/(loss) on derivative instruments	(3,242)	4,569	5,464	3,214
Foreign currency gain/(loss)	(43)	(930)	(144)	(1,530)
Interest income	3	38	10	73
Interest expense	(56)	(113)	(83)	(192)
Income before income taxes	$1,694	$11,096	$4,541	$13,403
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Six Months Ended June 30,	2022	2021
United States	$174,818	$150,000
All other countries(1)	36,935	27,260
Net sales	$211,753	$177,260
___________

(1)	No individual country is greater than 10% of total net sales for the six months ended June 30, 2022 and 2021.
The following table provides information related to the Company’s property and equipment, net by country:

	June 30, 2022	December 31, 2021
United States	$723	$890
Ecuador	832	870
Singapore	1,292	536
All other countries(1)	134	177
Property and equipment, net	$2,981	$2,473
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of June 30, 2022 and December 31, 2021.
14. RELATED-PARTY TRANSACTIONS
Management Fees—The Company was subject to an arrangement with one of its stockholders for as long as such stockholder held at least 5% of the Company’s capital stock. Pursuant to the terms of the amended arrangement, the Company was required to make fixed annual management fee payments of $281. On October 20, 2021, in connection with the IPO discussed in Note 1, the Stockholder’s Agreement was revised and the new Investor Rights Agreement does not provide for payment of a management fee to this stockholder. For the six months ended June 30, 2021 and the year ended December 31, 2021, the Company had amounts due in accounts payable of $227 for the portion of the year prior to the execution of the new Investor Rights Agreement.
Director Nominee Agreements - On May 24, 2022, two members of the Board of Directors appointed as nominees under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash compensation earned in connection with their Board of Director services to Verlinvest Beverages SA. Based on aforementioned nominee agreements, RSUs granted to these two directors, based on the aforementioned nominee agreements, will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors.
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
Distribution Agreement with Shareholder—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders, which currently extends through December 31, 2022. The distribution agreement grants the stockholder the right to sell, resell, and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $2,074 and $1,578 for three months ended June 30, 2022 and 2021, respectively, and $3,406 and $3,309 for the six months ended June 30, 2022 and 2021, respectively. The amounts due from the stockholder in Accounts Receivable, net were $508 and $600 as of June 30, 2022 and December 31, 2021, respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $58 and $41 for the three months ended June 30, 2022 and 2021, respectively, and $97 and $80 for the six months ended June 30, 2022 and 2021, respectively, in selling, general and administrative expense for this service agreement.
15. SUBSEQUENT EVENTS

On June 17, 2022, the Company announced that Kevin Benmoussa, the Company’s current Chief Financial Officer, Treasurer, principal financial officer and principal accounting officer, resigned from all roles at the Company, effective August 31, 2022. In connection with a transition plan, on July 26, 2022, the Board of Directors of the Company appointed Rowena Ricalde, the Company’s current Vice President, Global Accounting & Control, as Interim Chief Financial Officer, effective September 1, 2022. In this role, Ms. Ricalde will assume the responsibilities of the principal financial officer and principal accounting officer until the Company appoints a permanent replacement.

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
Overview
The Vita Coco Company, Inc is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and extended our business into other healthy hydration categories. Our mission is to deliver great tasting, natural and nutritious products that are better for consumers and better for the world. Today we believe that we are the largest brand globally in the coconut and other plant waters category, and one of the largest suppliers of private label coconut water.

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

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” other than the changes noted below in "Impact of COVID-19 and Current Geopolitical Instability" Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.
Impact of COVID-19 and the Current Geopolitical Instability
The global macroeconomic environment continues to be affected by the COVID-19 pandemic and the current geopolitical instability (including the effects of the Ukraine - Russia War). In fiscal year 2021 and continuing into the six months ended June 30, 2022, the Company saw significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Starting in the second quarter of 2021, and recognizing the strength of our brands, we took pricing actions such as delaying promotional activities until later in the year, reducing discounting and sharing cost increases with private label customers, in order to partially offset the inflationary costs of goods effects we were experiencing.

For the three months ended June 30, 2022 and the six months ended June 30, 2022 , we estimate that our gross profit absorbed incremental costs of goods on a rate/mix basis compared to the prior year periods of approximately $6 million and $18 million, respectively, mostly driven by transportation cost increases across both ocean freight and domestic logistics as a result of global supply chain disruptions caused by these global events. We do not believe the current costs of goods inflated by the current economic and supply chain pressures are fully representative of our future costs of goods in a normal supply chain environment.

The Company is continuing to monitor the situations carefully to understand any future potential impact on its people and business, including but not limited to rising inflation rates, and actions taken by both U.S. and foreign governments to control such increases. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the Russia-Ukraine war on the business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or current geopolitical instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” in our Form 10-K.

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
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing expenses, sales promotion expenses, and general and administrative expenses. Marketing and sales promotion expenses consist primarily of costs incurred promoting and marketing our products and are primarily driven by investments to grow our business and retain customers. In the long-term, we generally expect selling and marketing expenses to increase in absolute dollars and to vary from period to period as a percentage of net sales. General and administrative expenses include payroll, employee benefits, stock-based compensation, broker commissions and other headcount-related expenses associated with supply chain & operations, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, depreciation and amortization, and legal, accounting and professional fees. We expense all selling, general and administrative expenses as incurred. We expect selling, general and administrative expenses to increase in absolute dollars to support business growth and our transition to a public company.
Change in Fair Value of Contingent Consideration
In connection with our acquisition of Runa, we agreed to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. The contingent consideration payout cannot exceed $51.5 million. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment. The contingent consideration payable to Runa’s former shareholders was re-measured at fair value, which reflects estimates, assumptions and expectations on Runa’s revenue and revenue growth as of the valuation date. A key factor in the contingent consideration calculation is whether the growth levels specified in the contract can be met within the four year time period immediately following the acquisition. The design of the payout is to reward for high growth in the initial years following the acquisition. As of June 30, 2022, we expect the contingent consideration to be zero. The contingent consideration will continue to be remeasured until the term of the agreement ends in December 2022. However, we do not believe that the Runa business will achieve the growth targets required to achieve an earn out and thus we expect that the contingent consideration will be zero at December 2022.
Other Income (Expense), Net
Unrealized Gain/(Loss) on Derivative Instruments
We are subject to foreign currency risks as a result of our inventory purchases and intercompany transactions. In order to mitigate the foreign currency risks, we and our subsidiaries enter into foreign currency exchange contracts which are recorded at fair value. Unrealized gain on derivative instruments consists of gains or losses on such foreign currency exchange contracts which are unsettled as of period end. See “— Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Risk” for further information.
Foreign Currency Gain/(Loss)
Our reporting currency is the U.S. dollar. We maintain the financial statements of each entity within the group in its local currency, which is also the entity’s functional currency. Foreign currency gain/(loss) represents the transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. See “—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Risk” for further information.
Interest Income
Interest income consists of interest income earned on our cash and cash equivalents, and money market funds.
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
Operating Segments
We operate in two reporting segments:
•Americas—Comprised of our operations in the Americas region, primarily in the United States and Canada.
•International—Comprised of our operations primarily in Europe, the Middle East, and the Asia Pacific regions.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, respectively:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$115,305	$101,810	$211,753	$177,260
Cost of goods sold	86,016	72,834	163,401	124,200
Gross profit	29,289	28,976	48,352	53,060
Operating expenses
Selling, general, and administrative	24,257	21,444	49,058	41,222
Income (loss) from operations	5,032	7,532	(706)	11,838
Other income (expense)
Unrealized gain/(loss) on derivative instrument	(3,242)	4,569	5,464	3,214
Foreign currency gain/(loss)	(43)	(930)	(144)	(1,530)
Interest income	3	38	10	73
Interest expense	(56)	(113)	(83)	(192)
Total other income (expense)	(3,338)	3,564	5,247	1,565
Income before income taxes	1,694	11,096	4,541	13,403
Income tax expense	(555)	(3,314)	(1,175)	(3,981)
Net income	$1,139	$7,782	$3,366	$9,422

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$76,436	$62,216	$14,220	22.9%	$135,291	$104,405	$30,886	29.6%
Private Label	20,547	21,277	(729)	(3.4)%	43,627	40,485	3,142	7.8%
Other	3,510	2,656	854	32.1%	6,186	5,110	1,076	21.1%
Subtotal	100,493	86,149	14,344	16.7%	185,104	150,000	35,104	23.4%
International segment
Vita Coco Coconut Water	11,124	9,863	$1,261	12.8%	19,473	16,352	$3,120	19.1%
Private Label	2,946	2,609	337	12.9%	5,711	5,531	180	3.2%
Other	742	3,189	(2,447)	(76.7)%	1,465	5,377	(3,911)	(72.7)%
Subtotal	$14,812	$15,661	$(849)	(5.4)%	$26,649	$27,260	$(611)	(2.2)%
Total net sales	$115,305	$101,810	$13,495	13.3%	$211,753	$177,260	$34,493	19.5%
For the three months and six months ended June 30, 2022, the primary driver of the consolidated net sales increase of 13.3% and 19.5%, respectively, was increased case equivalents ("CE") volume reflecting expanding consumer demand, primarily for our Vita Coco Coconut Water, coupled with some benefits from net pricing actions.
Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Americas segment
Vita Coco Coconut Water	8,304	7,216	1,088	15.1%	14,599	11,877	2,722	22.9%
Private Label	2,137	2,449	(312)	(12.7)%	4,867	4,710	157	3.3%
Other	526	249	277	111.0%	892	504	388	77.0%
Subtotal	10,967	9,914	1,053	10.6%	20,358	17,091	3,267	19.1%
International segment*
Vita Coco Coconut Water	1,625	1,430	195	13.6%	2,831	2,427	404	16.6%
Private Label	421	399	22	5.5%	834	787	47	6.0%
Other	13	94	(81)	(86.6%)	26	206	(180)	(87.3%)
Subtotal	2,059	1,923	136	7.1%	3,691	3,420	271	7.9%
Total volume (CE)	13,026	11,837	1,189	10.0%	24,049	20,511	3,538	17.2%
Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $14.3 million, or 16.7%, to $100.5 million for the three months ended June 30, 2022 from $86.1 million for the three months ended June 30, 2021. The increase is primarily driven by higher CE volume, as well as benefits from net pricing actions. Americas net sales increased by $35.1 million, or 23.4%, to $185.1 million for the six months ended June 30, 2022 from $150.0 million for the six months ended June 30, 2021. The increase is primarily driven by a CE volume increase and some benefits from net pricing actions.
Vita Coco Coconut Water net sales increased by $14.2 million, or 22.9%, to $76.4 million for the three months ended June 30, 2022, from $62.2 million for the three months ended June 30, 2021. The increase was driven by higher CE volume and benefits from net pricing actions. Vita Coco Coconut Water net sales increased by $30.9 million, or 29.6%, to $135.3 million for the six months ended June 30, 2022, from $104.4 million for the six months ended June 30, 2021. The increase was driven by higher CE volume and benefits from net pricing actions.
Private Label net sales decreased $0.7 million, or 3.4%, to $20.5 million for the three months ended June 30, 2022, from $21.3 million for the three months ended June 30, 2021, mostly driven by lower CE volume partly offset by benefits from net pricing actions. Private Label net sales increased $3.1 million, or 7.8%, to $43.6 million for the six months ended June 30, 2022, from $40.5 million for the six months ended June 30, 2021, mostly driven by benefits from net pricing actions in addition to a CE volume increase.
Net sales for Other products increased by $0.9 million, or 32.1%, to $3.5 million for the three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021. Net sales for Other products increased by $1.1 million, or 21.1%, to $6.2 million for the six months ended June 30, 2022 from $5.1 million for the six months ended June 30, 2021. The largest contributor to the growth for both the three months and six months ended periods was coconut milk products.
International Segment
International net sales decreased by $0.8 million, or 5.4%, to $14.8 million for the three months ended June 30, 2022, from $15.7 million for the three months ended June 30, 2021. The decrease is primarily driven by decreased bulk product sales in our Asia Pacific region offset by overall International CE volume growth. For the three months ended June 30, 2022 compared to the same period ended June 30, 2021, the decline was driven by Other products, offset by CE volume growth in Vita Coco Coconut Water and Private Label. International net sales decreased by $0.6 million, or 2.2%, to $26.6 million for the six months ended June 30, 2022, from $27.3 million for the six months ended June 30, 2021. The decrease is primarily driven by decline in bulk product sales in our Asia Pacific region offset by CE volume growth in Vita Coco Coconut Water and Private Label.
Vita Coco Coconut Water net sales increased by $1.3 million, or 12.8%, to $11.1 million for the three months ended June 30, 2022, from $9.9 million for the three months ended June 30, 2021. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency. Vita Coco Coconut Water net sales increased by $3.1 million, or 19.1%, to $19.5 million for the six months ended June 30, 2022, from $16.4 million for the six months ended June 30, 2021. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency.
Increases in net sales from Private Label of $0.3 million were driven primarily by CE volume growth in Europe, which was partly offset by an unfavorable impact related to foreign currency for the three months ended June 30, 2022 compared to June 30, 2021. For the six months ended June 30, 2022 compared to June 30, 2021, increases in net sales from Private Label of $0.2 million were driven by Europe CE volume growth, which was partly offset by an unfavorable impact related to foreign currency.
Decreases in net sales from Other products of $2.4 million were driven primarily by decreased bulk sales in our Asia Pacific region for the three months ended June 30, 2022 compared to June 30, 2021. Decreases in net sales from Other products of $3.9 million were driven by decreased bulk sales in our Asia Pacific region for the six months ended June 30, 2022 compared to June 30, 2021.

Gross Profit

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Cost of goods sold
Americas segment	$73,784	$60,443	$13,341	22.1%	$142,099	$103,176	$38,923	37.7%
International segment	12,232	12,392	(160)	(1.3)%	21,302	21,024	278	1.3%
Total cost of goods sold	$86,016	$72,835	$13,181	18.1%	$163,401	$124,200	$39,201	31.6%
Gross profit
Americas segment	$26,710	$25,706	$1,004	3.9%	$43,006	$46,824	$(3,818)	(8.2)%
International segment	2,579	3,270	(691)	(21.1)%	5,346	6,236	(890)	(14.3)%
Total gross profit	$29,289	$28,976	$313	1.1%	$48,352	$53,060	$(4,708)	(8.9)%
Gross margin
Americas segment	26.6%	29.8%		(3.3)%	23.2%	31.2%		(8.0)%
International segment	17.4%	20.9%		(3.5)%	20.1%	22.9%		(2.8)%
Consolidated	25.4%	28.5%		(3.1)%	22.8%	29.9%		(7.1)%

On a consolidated basis, cost of goods sold increased $13.2 million, or 18.1%, to $86.0 million for the three months ended June 30, 2022, from $72.8 million for the three months ended June 30, 2021. Cost of goods sold increased $39.2 million, or 31.6%, to $163.4 million for the six months ended June 30, 2022, from $124.2 million for the six months ended June 30, 2021. On a consolidated and segment basis, the increases in both periods were primarily driven by higher CE volume and significant increases in transportation costs across ocean freight and domestic logistics.
On a consolidated basis, gross profit increased $0.3 million, or 1.1%, to $29.3 million for the three months ended June 30, 2022, from $29.0 million for the three months ended June 30, 2021. Gross profit decreased $4.7 million, or 8.9%, to $48.4 million for the six months ended June 30, 2022, from $53.1 million for the six months ended June 30, 2021. Strong top line growth driven by the continued underlying strength of our Vita Coco brand was offset by increased transportation costs due to the global shipping environment and domestic transportation pressures. As a result, gross margin declined approximately 3 percentage points to 25.4% for the three months ended June 30, 2022, as compared to 28.5% for the three months ended June 30, 2021 and reduced by 7 percentage points to 22.8% for the six months ended June 30, 2022, as compared to 29.9% for the six months ended June 30, 2021.
Operating Expenses

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Selling, general, and administrative	$24,257	$21,444	$2,813	13.1%	49,058	41,222	7,836	19.0%
Selling, General and Administrative Expenses
During the three months ended June 30, 2022, selling, general and administrative, or SG&A, expenses increased by $2.8 million, or 13.1% versus the three months ended June 30, 2021 and $7.8 million, or 19.0% versus the six months ended June 30, 2021. The increase was primarily driven by the incremental ongoing costs related to operating a public company including higher spend in personnel expenses, insurance and professional fees for the three and six months ended June 30, 2022 versus June 30, 2021.

Other Income (Expense), Net

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$(3,242)	$4,569	$(7,811)	170.9%	$5,464	$3,214	$2,250	(70.0%)
Foreign currency gain/(loss)	(43)	(930)	887	95.4%	$(144)	(1,530)	1,386	90.6%
Interest income	3	38	(35)	(91.2%)	$10	73	(63)	(85.8%)
Interest expense	(56)	(113)	56	49.9%	$(83)	(192)	108	(56.5%)
	$(3,338)	$3,564	$(6,902)	193.7%	$5,247	$1,565	$3,682	235.2%

Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended June 30, 2022 and 2021, we recorded losses of $3.2 million and gains of $4.6 million, respectively for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts. During the six months ended June 30, 2022 and 2021, we recorded gains of $5.5 million and gains of $3.2 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the six months ended June 30, 2022 related to the contracts hedging the Brazilian real. All forward foreign currency exchange contracts were entered into to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, and Thai baht.
Foreign Currency Gain/(Loss)
For the three months ended June 30, 2022, foreign currency loss was immaterial, as compared to $1 million loss for the three months ended June 30, 2021. Foreign currency loss was $0.1 million for the six months ended June 30, 2022, as compared to $1.5 million loss for the six months ended June 30, 2021. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The decrease in interest income for the three months ended June 30, 2022 compared to the same prior year period was immaterial reflecting the interest of 0.58% on the loan to the CEO described in Note 14, Related-Party Transactions, to our notes to the condensed consolidated financial statements. On September 16, 2021, the CEO of the Company repaid the outstanding principal balance and accrued interest on the promissory note. The decrease in interest income for the six months ended June 30, 2022 compared to the same prior year period was immaterial.
Interest Expense
Interest expense decreased an immaterial amount for the three months ended June 30, 2022 compared to the same prior year period. For the six months ended June 30, 2022, interest expense decreased $0.1 million compared to the same prior year period.
Income Tax Expense

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Income tax expense	(555)	(3,314)	$2,760	(83.3)%	$(1,175)	$(3,981)	$2,807	(70.5)%
Tax rate	32.7%	29.9%			25.9%	29.7%
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
For the six months ending June 30, 2021, and June 30, 2022, our effective tax rate was 29.7% and 25.9%, respectively. The effective tax rate for both periods is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expense in relation to the pre-tax profits.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors and lenders. These non-GAAP measures should not be considered as alternatives to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
We define EBITDA as net income before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	1,139	7,782	3,366	9,422
Depreciation and amortization	475	518	945	1,044
Interest income	(3)	(38)	(10)	(73)
Interest expense	56	113	83	192
Income tax expense	555	3,314	1,175	3,981
EBITDA	2,222	11,689	5,559	14,566
Stock-based compensation (a)	1,813	525	4,200	1,012
Unrealized (gain)/loss on derivative instruments (b)	3,242	(4,569)	(5,464)	(3,214)
Foreign currency (gain)/loss (b)	43	930	144	1,530
Other adjustments (c)	—	1,218	—	1,722
Adjusted EBITDA	$7,320	$9,793	$4,439	$15,616
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

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $16.4 million and $28.7 million of cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively. We supplemented our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
Considering recent market conditions and the continued result of the ongoing COVID-19 pandemic, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2020 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the condensed consolidated financial statements included herein.
Our future capital requirements will depend on many factors, including our revenue growth rate, our working capital needs primarily for inventory build, our global footprint, the expansion of our marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products and the continued market consumption of our products, as well as any shareholder distribution either through equity buybacks or dividends. Our asset-lite operating model has historically provided us with a low cost, nimble and scalable supply chain, which has allowed us to adapt to changes in the market or consumer preferences while also efficiently introducing new products across our platform. We may seek additional equity or debt financing in the future in order to acquire or invest in complementary businesses, products and/or new IT infrastructures. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
Cash Flows
The following tables summarize our sources and uses of cash:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$(33,372)	$(15,772)	$(17,600)	(111.6%)
Investing activities	(857)	(84)	(773)	(920.2%)
Financing activities	22,226	(36,955)	59,181	160.1%
Effects of exchange rate changes on cash and cash equivalents	(276)	118	(394)	n/m
Net (decrease)/increase in cash and cash equivalents	$(12,279)	$(52,693)	$40,414	76.7%
____________
n/m—represents percentage calculated not being meaningful
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the six months ended June 30, 2022, $17.6 million more net cash was used in operating activities compared to the six months ended June 30, 2021. The higher cash use was driven by other working capital timing and the decrease in net income after adjusting for non-cash items, primarily reflecting elevated transportation costs and increased SG&A expenses to further expand our capabilities as a public company.
Investing Activities
During the six months ended June 30, 2022 as compared to six months ended June 30, 2021, cash used in investing activities increased driven by cash paid for property and equipment.

Financing Activities
During the six months ended June 30, 2022 compared to the six months ended June 30, 2021, net cash provided by financing activities was $59 million higher, resulting from a one-time share buyback of $50 million recorded in the six months ended June 30, 2021 to repurchase 5,192,005 shares of treasury stock from RWVC S.a.r.l, a principal stockholder and increased cash proceeds of $9 million borrowed under the 2020 Credit Facility period over period. For further discussion of the stock repurchase, see Note 10, Stockholder’s Equity, and Note 14, Related-Party Transactions, respectively, in the condensed consolidated financial statements.
Debt
We had debt outstanding of $22.1 million as of June 30, 2022, compared to $0.1 million as of December 31, 2021. The outstanding balance as of June 30, 2022 related to borrowings under the 2020 Credit Facility and vehicle loans. The outstanding balance as of December 31, 2021 related to vehicle loans.
2020 Credit Facility
In May 2020, we entered into a five-year credit facility ("2020 Credit Facility") with Wells Fargo consisting of a revolving line of credit, which provided for committed borrowings of $50 million and a $10 million non-committed accordion feature. The 2020 Credit Facility was further amended in May 2021 and October 2021, and currently provides for committed borrowings of $60 million. We may repay outstanding balances under the 2020 Credit Facility at any time without premium or penalty. Borrowings under the 2020 Credit Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (or current LIBOR replacement rate), which shall not be less than 0.0%, plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR (or current LIBOR replacement) plus 1.5%). The applicable rate for LIBOR borrowings under the 2020 Credit Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% to 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
The outstanding balance on the 2020 Credit Facility was $22 million and zero as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of June 30, 2022 was less than $0.1 million.
For additional information, see Note 6, Debt, in our condensed consolidated financial statements included in this Form 10-Q.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Form 10-K.
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
As of June 30, 2022, the outstanding amounts of $22,000 under our 2020 Credit Facility incurs interest fees at variable interest rates and are affected by changes in the general level of market interest rates. To quantify our exposure to interest rate risk, a 100 basis point increase or decrease to the applicable variable rates of interest would change our annual interest expense by approximately $0.1 million per year based on the borrowings as of June 30, 2022 under the 2020 Credit Facility.
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
The total notional values of our forward exchange contracts were $88.8 million and $89.1 million as of June 30, 2022 and December 31, 2021, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $5.5 million for the six months ended June 30, 2022, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in a approximately $4.6 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of June 30, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2021, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, manufacturing and headcount related costs, and may affect consumer spending and behavior. In the six months ended June 30, 2022, we continue to experience significant inflation caused by COVID-19 related global supply chain disruptions which put pressure on our costs and margins. More specifically, there was a significant escalation of transportation costs, primarily ocean freight costs due to shipping and ports constraints and in domestic logistics.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended June 30, 2022, sales to two customers represented approximately 54% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of June 30, 2022.
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

THE VITA COCO COMPANY, INC.

Date: August 11, 2022	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Kevin Benmoussa
Kevin Benmoussa
Chief Financial Officer
(Principal Financial and Accounting Officer)