Form 10-Q
period 2022-09-30
Vita Coco Company, Inc.
filed 2022-11-10
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, there were 55,924,292 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: risks related to our supply chain and the impact of continued inflation; our dependence on third party manufacturing and co-packing partners, and any changes to their respective labor regulations and business practices; our dependence on existing suppliers for materials used to package our products; our dependence on distributor and retail customers for most of our sales; our cash flows and results of operations may be negatively affected if we are not successful in forecasting and managing our inventory at appropriate levels for our demand; our brands and reputation may be diminished due to quality or food safety issues with our products; competition in the food and beverage retail industry; a reduction in demand for and sales of our coconut water products or a decrease in consumer demand for coconut water generally; risks related to brand and company image, consumer awareness and brand loyalty; failure to introduce new products or successfully improve existing products; consumer preferences for our products are difficult to predict and may change; the impact of pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, on our business; our ability to manage our future growth effectively; our reliance on independent certification for a number of our products; our ability to make acquisitions and successfully integrate newly acquired products or businesses; risks related to expanding our operations into countries in which we have no prior operating history; disruptions in the worldwide economy; risks related to climate change; our ability to retain our senior management and key personnel; risks related to sustainability and corporate social responsibility; food safety and food-borne illness incidents or other safety concerns, such as lawsuits, product recalls or regulatory enforcement actions; our products and operations are subject to government regulation and oversight both in the United States and abroad; risks related to the regulation of advertising and marketing and data privacy and data protection; our reliance on our information technology systems and those of our third-party vendors and business partners; our ability to protect our intellectual property; risks related to our Credit Agreement and any agreements governing any future indebtedness; and risks related to ownership of our common stock; as well as, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,211	$28,690
Accounts receivable, net of allowance of $1,565 at September 30, 2022, and $1,301 at December 31, 2021	65,717	47,195
Inventory	74,459	75,360
Supplier advances, current	1,519	1,170
Derivative assets	5,080	126
Asset held for sale	503	—
Prepaid expenses and other current assets	22,368	20,718
Total current assets	190,857	173,259
Property and equipment, net	2,014	2,473
Goodwill	7,791	7,791
Intangible assets, net	7,019	7,934
Supplier advances	4,878	2,808
Deferred tax assets, net	1,091	1,265
Other assets	4,728	1,954
Total assets	$218,378	$197,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,353	$28,338
Accrued expenses and other current liabilities	45,950	42,399
Notes payable, current	24	28
Derivative liabilities	1,735	3,197
Total current liabilities	65,062	73,962
Credit facility	9,500	—
Notes payable	30	48
Other long-term liabilities	2,173	301
Total liabilities	76,765	74,311
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 62,129,192 and 61,764,582 shares issued at September 30, 2022 and December 31, 2021, respectively; 55,922,992 and 55,558,382 shares outstanding at September 30, 2022 and December 31, 2021, respectively	621	618
Additional paid-in capital	143,095	134,730
Retained earnings	57,993	47,369
Accumulated other comprehensive loss	(1,168)	(616)
Treasury stock, 6,206,200 shares at cost as of September 30, 2022, and 6,206,200 shares at cost as of December 31, 2021	(58,928)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	141,613	123,173
Total liabilities and stockholders’ equity	$218,378	$197,484

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$124,043	$115,669	$335,796	$292,929
Cost of goods sold	91,467	77,168	254,868	201,368
Gross profit	32,576	38,501	80,928	91,561
Operating expenses
Selling, general and administrative	23,960	20,675	73,018	61,897
Income (Loss) from operations	8,616	17,826	7,910	29,664
Other income (expense)
Unrealized gain/(loss) on derivative instruments	952	(1,964)	6,416	1,250
Foreign currency gain/(loss)	(364)	(483)	(508)	(2,013)
Interest income	20	31	30	104
Interest expense	(130)	(127)	(213)	(319)
Total other income (expense)	478	(2,543)	5,725	(978)
Income before income taxes	9,094	15,283	13,635	28,686
Income tax expense	(1,836)	(2,296)	(3,011)	(6,277)
Net income	7,258	12,987	10,624	22,409
Net loss attributable to noncontrolling interest	—	(3)	—	(23)
Net income attributable to The Vita Coco Company, Inc.	$7,258	$12,990	$10,624	$22,432
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.13	$0.25	$0.19	$0.42
Diluted	$0.13	$0.24	$0.19	$0.42
Weighted-average number of common shares outstanding
Basic	55,785,622	53,006,746	55,658,946	53,266,209
Diluted	56,579,912	53,780,060	56,029,069	53,742,048
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$7,258	$12,987	$10,624	$22,409
Other comprehensive income (loss):
Foreign currency translation adjustment	(102)	(185)	(552)	131
Total comprehensive income including noncontrolling interest	7,156	12,802	10,072	22,540
Net loss attributable to noncontrolling interest	—	(3)	—	(23)
Foreign currency translation adjustment attributable to noncontrolling interest	—	—	—	4
Total comprehensive loss attributable to noncontrolling interest	—	(3)	—	(19)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$7,156	$12,805	$10,072	$22,559
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Loan to Shareholder	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Shareholders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital				Shares	Amount
Balance at December 31, 2020	51,086,945	$511	8,113,105	$81	59,200,050	$592	$100,849	$(17,700)	$28,354	$(949)	1,014,195	$(8,925)	$102,221	$78	$102,299
Net income	—	—	—	—	—	—	—	—	1,645	—	—	—	1,645	(5)	1,640
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to Shareholder	—	—	—	—	—	—	—	(26)	—	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	—	—	—	—	487	—	—	—	—	—	487	—	487
Exercise of stock options	1,365	—	—	—	1,365	—	9	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	17	—	—	17	—	17
Balance at March 31, 2021	51,088,310	$511	8,113,105	$81	59,201,415	$592	$101,345	$(17,726)	$29,999	$(932)	6,206,200	$(58,928)	$54,350	$73	$54,423
Net income	—	—	—	—	—	—	—	—	7,797	—	—	—	7,797	(15)	7,782
Loan to Shareholder	—	—	—	—	—	—	—	(25)	—	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	—	—	—	—	—	525	—	—	—	—	—	525	—	525
Exercise of stock options	910	—	—	—	910	—	10	—	—	—	—	—	10	—	10
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	295	—	—	295	4	299
Balance at June 30, 2021	51,089,220	$511	8,113,105	$81	59,202,325	$592	$101,880	$(17,751)	$37,796	$(637)	6,206,200	$(58,928)	$62,952	$62	$63,014
Net income	—	—	—	—	—	—	—	—	12,990	—	—	—	12,990	(3)	12,987
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Loan to Shareholder	—	—	—	—	—	—	—	17,751	—	—	—	—	17,751	—	17,751
Stock-based compensation expense	—	—	—	—	—	—	629	—	—	—	—	—	629	—	629
Exercise of stock options	13,195	—	—	—	13,195	—	135	—	—	—	—	—	135	—	135
Acquisition of portion of non-controlling interest	—	—	—	—	—	—	(18)	—	—	—	—	—	(18)	(36)	(54)

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Loan to Shareholder	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Shareholders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital				Shares	Amount
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(185)	—	—	(185)	—	(185)
Balance at September 30, 2021	51,102,415	$511	8,113,105	$81	59,215,520	$592	$102,626	$—	$50,786	$(822)	6,206,200	$(58,928)	$94,254	$23	$94,277

Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	—	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
Net income	—	—	—	—	—	—	—	—	2,227	—	—	—	2,227	—	2,227
Stock-based compensation	—	—	—	—	—	—	2,386	—	—	—	—	—	2,386	—	2,386
Exercise of stock options	26,845	—	—	—	26,845	—	151	—	—	—	—	—	151	—	151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(254)	—	—	(254)	—	(254)
Balance at March 31, 2022	53,678,322	$537	8,113,105	$81	61,791,427	$618	$137,267	$—	$49,596	$(870)	6,206,200	$(58,928)	$127,683	$—	$127,683
Net income	—	—	—	—	—	—	—	—	1,139	—	—	—	1,139	—	1,139
Stock-based compensation	—	—	—	—	—	—	1,814	—	—	—	—	—	1,814	—	1,814
Exercise of stock options	66,272	1	—	—	66,272	1	89	—	—	—	—	—	90	—	90
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Balance at June 30, 2022	53,744,594	$538	8,113,105	$81	61,857,699	$619	$139,170	$—	$50,735	$(1,066)	6,206,200	$(58,928)	$130,530	$—	$130,530
Net income	—	—	—	—	—	—	—	—	7,258	—	—	—	7,258	—	7,258
Stock-based compensation expense	—	—	—	—	—	—	1,457	—	—	—	—	—	1,457	—	1,457
Exercise of stock options	271,493	2	—	—	271,493	2	2,468	—	—	—	—	—	2,470	—	2,470
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(102)	—	—	(102)	—	(102)
Balance at September 30, 2022	54,016,087	$540	8,113,105	$81	62,129,192	$621	$143,095	$—	$57,993	$(1,168)	6,206,200	$(58,928)	$141,613	$—	$141,613
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,624	$22,409
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	1,442	1,557
(Gain)/loss on disposal of equipment	—	89
Bad debt expense	348	20
Unrealized (gain)/loss on derivative instruments	(6,416)	(1,250)
Stock-based compensation	5,657	1,641
Impairment loss on assets held for sale	619	—
Noncash lease expense	963	—
Changes in operating assets and liabilities:
Accounts receivable	(20,696)	(26,940)
Inventory	(255)	(15,362)
Prepaid expenses, net supplier advances, and other assets	(4,433)	(12,766)
Accounts payable, accrued expenses, and other liabilities	(6,034)	14,251
Net cash provided by (used in) operating activities	(18,181)	(16,351)
Cash flows from investing activities:
Cash paid for property and equipment	(907)	(127)
Net cash used in investing activities	(907)	(127)
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	2,675	153
Borrowings on credit facility	22,000	16,500
Repayments of borrowings on credit facility	(12,500)	(34,000)
Proceeds from settlement of loan to stockholder	—	17,700
Cash received (paid) on notes payable	(22)	30,028
Cash paid to acquire treasury stock	—	(50,003)
Cash paid to acquire portion of non-controlling interest	—	(54)
Net cash provided by (used in) financing activities	12,153	(19,676)
Effects of exchange rate changes on cash and cash equivalents	(544)	(117)
Net decrease in cash and cash equivalents	(7,479)	(36,271)
Cash and cash equivalents at beginning of the period	28,690	72,181
Cash and cash equivalents at end of the period	$21,211	$35,910
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (formerly known as All Market Inc.) (the “Company”) develop, market, and distribute various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States. Other products include coconut milk, natural energy drinks (under the brand name Runa), coconut oil, water (under the brand name Ever & Ever), protein infused fitness drinks (under the brand name PWR LIFT) and coconut as a commodity.
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
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal year 2012 and 2015, one North American subsidiary established in 2015, as well as All Market Europe, Ltd. ("AME") in the United Kingdom. AME was established in fiscal year 2009 and has 100% ownership in two European subsidiaries established in 2015. The non-controlling interest in AME represented minority stockholders’ proportionate share of the equity in AME during fiscal year 2021, which was fully acquired by the Company as of December 31, 2021. One of the wholly-owned Asian subsidiaries, All Market Singapore Pte Ltd ("AMS"), has 100% ownership in one subsidiary established in fiscal year 2018 in Ecuador.
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
•The Registration Rights agreement;
•The Investor Rights agreement;
•Amendments to the employment agreements for the then co-CEOs, Mike Kirban and Martin Roper;
•Adoption of the 2021 Stock Incentive Award Plan and grants of awards to employees and directors, and
•Adoption of the 2021 Employee Stock Purchase Plan.
Impact of the COVID-19 Pandemic and Current Geopolitical Instability
Disruptions in the worldwide economy may affect our business, and the macroeconomic environment continues to be affected by the COVID-19 pandemic and the current geopolitical instability (including the effects of the conflict between Ukraine and Russia). As a result, the Company has seen significant cost inflation to domestic and international shipping costs and some inflationary pressures on other cost elements; only some of which have been covered by pricing actions to date. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the ongoing geopolitical instability on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or the ongoing geopolitical instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The Company has also seen greater volatility on foreign exchange rates. A strong dollar generally benefits the Company's supply chain activities while negatively impacting our reported international revenues.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of September 30, 2022 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021.
During the nine months ended September 30, 2022, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statement as of and for the year ended December 31, 2021, except for the adoption of the new lease standard described in "Recently Adopted Accounting Pronouncements" in the Summary of Significant Accounting Policies (Note 2).
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
Concentration of Credit Risk
The Company’s cash and accounts receivable are subject to concentrations of credit risk. The Company’s cash balances are primarily on deposit with banks in the U.S. which are guaranteed by the Federal Deposit Insurance

Corporation ("FDIC") up to $250. At times, such cash may be in excess of the FDIC insurance limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions and any excess cash above a certain minimum balance may be invested in overnight money market treasury deposits in widely diversified accounts. Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 55% of total net sales for both the nine months ended September 30, 2022 and 2021. In addition, the two customers in aggregate also accounted for 49% and 37% of total accounts receivable as of September 30, 2022 and December 31, 2021, respectively. The Company has not experienced credit issues with these customers.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC 842, ASU 2016-02, Leases (Topic 842), which was amended by subsequent Accounting Standard Updates ("ASUs"), to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset (“ROU asset”) and lease liability being reported on the balance sheet for leases with a lease term greater than twelve months. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain entities, which deferred the effective date of ASU 2016-02 for certain entities. ASC 842 is effective for the Company, as an Emerging Growth Company (“EGC”), for annual reporting periods beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2022 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, where the adoption date represents the initial date of application.

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
Leases
Prior to adopting ASC 842 on January 1, 2022 as described in "Recently Adopted Accounting Pronouncements" within this Note, the Company applied the lease accounting guidance as issued in ASC 840. Under ASC 840, the Company classified its leases as operating or capital based on the evaluation of certain criteria that served to indicate whether the risks and rewards of ownership of the underlying asset had been transferred to the lessee. For leases that contained rent escalations or rent holidays, the Company recorded the total rent expense on a straight-line basis over the lease term and recorded the difference between the rent paid and the straight-line rent expense as deferred rent on the balance sheet. Any tenant incentives received from the lessor were recorded as a reduction to rent expense over the lease term.
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

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended September 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$82,643	$10,637	$93,280
Private Label	24,786	3,810	28,596
Other	1,367	800	2,167
Total	$108,796	$15,247	$124,043

	Three Months Ended September 30, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$71,825	$10,093	$81,918
Private Label	25,973	4,117	30,090
Other	3,135	526	3,661
Total	$100,933	$14,736	$115,669

	Nine Months Ended September 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$217,934	$30,110	$248,044
Private Label	68,413	9,521	77,934
Other	7,553	2,265	9,818
Total	$293,900	$41,896	$335,796

	Nine Months Ended September 30, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$176,229	$26,445	$202,674
Private Label	66,457	9,648	76,105
Other	8,246	5,904	14,150
Total	$250,932	$41,997	$292,929
4. INVENTORY
Inventory consists of the following:

	September 30, 2022	December 31, 2021
Raw materials and packaging	$6,076	$4,868
Finished goods	68,383	70,492
Inventory	$74,459	$75,360
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and Intangible Assets, net consist of the following:

	September 30, 2022	December 31, 2021
Goodwill	$7,791	$7,791

The goodwill is allocated to the Americas reporting unit and is tax deductible.

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net
Trade names	$6,200	$(2,652)	$3,548	$6,200	$(2,187)	$4,013
Distributor relationships	6,000	(2,567)	3,433	6,000	(2,117)	3,883
Other	38	—	38	38	—	38
Total intangible assets subject to amortization	$12,238	$(5,219)	$7,019	$12,238	$(4,304)	$7,934
All the intangible assets, net as of September 30, 2022 and December 31, 2021 were associated with the acquisition of Runa, which was acquired in June 2018.
Amortization expense of $915 associated with intangible assets was recorded for both the nine months ended September 30, 2022 and 2021, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations. For both the three months ended September 30, 2022 and 2021, the Company recorded $305 of amortization expense related to these intangible assets.
As of September 30, 2022, the estimated future expense for amortizable intangible assets is as follows:

Fiscal Years
2022 (excluding the nine months ended September 30, 2022)	$305
2023	1,220
2024	1,220
2025	1,220
2026	1,220
Thereafter	1,834
$7,019
6. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
2020 Credit facility	$9,500	$—

Notes payable
Vehicle loans	54	76
	$54	$76
Current	24	28
Non-current	$30	48
2020 Credit Facility
As of December 31, 2021, the Company had no outstanding borrowings under its 2020 Credit Facility. As of September 30, 2022, $9,500 was outstanding, and $50,500 undrawn and available under its 2020 Credit Facility. The 2020 Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the 2020 Credit Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (or current LIBOR replacement rate), which shall not be less than 0.0%, plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR (or current LIBOR replacement) plus 1.5%). The applicable rate for LIBOR borrowings under the 2020 Credit Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $140 and $44 for the three months ended September 30, 2022 and 2021, respectively. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $249 and $197 for the nine months ended September 30, 2022 and 2021, respectively.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of September 30, 2022, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. Reserves are recorded for specific legal proceedings when the Company determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South America and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Nine Months Ended September 30,		September 30, 2022	December 31, 2021
	2022	2021
Customer A	31%	33%	28%	18%
Customer B	24%	22%	21%	19%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Nine Months Ended September 30,
	2022	2021
Supplier A	16%	19%
Supplier B	13%	14%

8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of September 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$26,041	$3,502	Derivative assets
Receive BRL/sell USD	41,515	1,275	Derivative assets
Receive USD/pay CAD	4,633	303	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	17,786	(1,735)	Derivative liabilities

December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$22,323	$125	Derivative assets
Receive MYR/sell USD	392	1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$43,174	$(2,389)	Derivative liabilities
Receive USD/pay CAD	4,731	(57)	Derivative liabilities
Receive THB/sell USD	18,488	(751)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022	2021
Unrealized gain/(loss) on derivative instruments	$952	$(1,964)
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$881	$(483)
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Nine Months Ended September 30,
	2022	2021
Unrealized gain/(loss) on derivative instruments	$6,416	$1,250
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$1,839	$(2,013)
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
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

The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
September 30, 2022	$—	$3,345	$—	$3,345
December 31, 2021	$—	$(3,071)	$—	$(3,071)
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
Based on updated revenue performance expectations during the earn-out period for Runa, the Company measured the contingent consideration as zero for the periods ended September 30, 2022 and December 31, 2021.
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of September 30, 2022 and December 31, 2021, the Company held 6,206,200 shares in treasury stock. As of September 30, 2022 and December 31, 2021, the Company had 4,542,480 and 3,431,312 shares, respectively, of common stock available for issuance upon the conversion of outstanding warrants and stock options under the 2021 Incentive Award Plan, of which 2,892,361 and 2,170,975, respectively, were reserved for future issuance. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.
Non-controlling Interest—On December 31, 2021, the Company purchased the remaining outstanding AME shares directly from minority stockholders, resulting in a zero non-controlling interest as of December 31, 2021 and September 30, 2022.

Warrants—All service and exit warrants expired as of December 31, 2021. As such, there was no warrant activity for the nine months ended September 30, 2022.
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
The Company recognized stock-based compensation expense of $1,142 and $629 for the three months ended September 30, 2022 and 2021, respectively, in selling, general and administrative expenses. Additionally, the stock compensation expense of $4,722 and $1,641 was recognized for the nine months ended September 30, 2022 and 2021, respectively, in selling, general and administrative expenses. For the restricted stock units ("RSUs") previously granted to a major customer, $315 and $935 was recognized for the three and nine months ended September 30, 2022, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue.
Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the Stock Option Plan vest based on continuous service. Generally, 50% of the stock options granted vest two years after the grant date and 50% of the stock options granted vest four years after the grant date. For options granted under the 2021 Incentive Award Plan, 25% of the stock options granted vest annually in each of the four years after the grant date. There were 128,940 new service-based stock option awards granted during the nine months ended September 30, 2022. Exercises of stock options during the nine months ended September 30, 2022 are disclosed in the Condensed Consolidated Statements of Non-controlling Interests and Stockholders' Equity.
Awards with Performance and Market-based Vesting Conditions
During the nine months ended September 30, 2022, certain awards that contained performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.
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
During the nine months ended September 30, 2022, there were 339,153 RSUs granted, which had an aggregate grant date fair value of $4,408.
11. INCOME TAXES
For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $1,836 and $2,296, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded $3,011 and $6,277, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of September 30, 2022, the Company had liabilities for uncertain tax positions of $326 which, if recognized, would impact the Company’s tax provision and effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months.The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and location jurisdictions for the open tax years between December 31, 2018 to December 31, 2021.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:

Net income attributable to The Vita Coco Company, Inc.	$7,258	$12,990	$10,624	$22,432
Denominator:
Weighted-average number of common shares used in earnings per share—basic	55,785,622	53,006,746	55,658,946	53,266,209
Effect of conversion of stock options	794,290	773,314	370,123	475,839
Weighted-average number of common shares used in earnings per share—diluted	56,579,912	53,780,060	56,029,069	53,742,048
Earnings per share—basic	$0.13	$0.25	$0.19	$0.42
Earnings per share—diluted	$0.13	$0.24	$0.19	$0.42
All exit warrants expired as of December 31, 2021. Before expiration, for the nine months ended September 30, 2021, the exit warrants, which expired upon a liquidity event and only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%, were not considered in the basic and diluted earnings per share, as the contingency of a liquidity event had not occurred.
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Awards to purchase common stock	1,123,845	116,322	1,954,406	1,198,005
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

Information about the Company’s operations by operating segment as of September 30, 2022 and 2021 and for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$124,043	$115,669	$335,796	$292,929
Americas	108,796	100,933	293,900	250,932
International	15,247	14,736	41,896	41,997
Gross profit	$32,576	$38,501	$80,928	$91,561
Americas	30,279	34,679	73,285	81,502
International	2,297	3,822	7,643	10,059

	As of September 30,	As of December 31,
	2022	2021
Total segment assets	$218,378	$197,484
Americas	171,291	141,973
International	47,087	55,511

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation	2022	2021	2022	2021
Total gross profit	$32,576	$38,501	$80,928	$91,561
Less:
Selling, general, and administrative expenses	23,960	20,675	73,018	61,897
Income (loss) from operations	$8,616	$17,826	$7,910	$29,664
Less:
Unrealized gain/(loss) on derivative instruments	952	(1,964)	6,416	1,250
Foreign currency gain/(loss)	(364)	(483)	(508)	(2,013)
Interest income	20	31	30	104
Interest expense	(130)	(127)	(213)	(319)
Income before income taxes	$9,094	$15,283	$13,635	$28,686
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Nine Months Ended September 30,	2022	2021
United States	$277,987	$250,933
All other countries(1)	57,809	41,996
Net sales	$335,796	$292,929
___________

(1)	No individual country is greater than 10% of total net sales for the nine months ended September 30, 2022 and 2021.

The following table provides information related to the Company’s property and equipment, net by country:

	September 30, 2022	December 31, 2021
United States	$644	$890
Ecuador	503	870
Singapore	1,261	536
All other countries(1)	109	177
Property and equipment, net	$2,517	$2,473
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of September 30, 2022 and December 31, 2021.
14. RELATED-PARTY TRANSACTIONS
Management Fees—The Company was subject to an arrangement with one of its stockholders for as long as such stockholder held at least 5% of the Company’s capital stock. Pursuant to the terms of the amended arrangement, the Company was required to make fixed annual management fee payments of $281. On October 20, 2021, in connection with the IPO discussed in Note 1, the Stockholder’s Agreement was revised and the new Investor Rights Agreement does not provide for payment of a management fee to this stockholder. For the nine months ended September 30, 2021 and the year ended December 31, 2021, the Company had amounts due in accounts payable of $227 for the portion of the year prior to the execution of the new Investor Rights Agreement, which was paid as of September 30, 2022.
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
Distribution Agreement with Shareholder—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders. The distribution agreement grants the stockholder the right to sell, resell, and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $1,371 and $1,636 for the three months ended September 30, 2022 and 2021, respectively, and $4,777 and $4,944 for the nine months ended September 30, 2022 and 2021, respectively. The amounts due from the stockholder in Accounts Receivable, net were $408 and $600 as of September 30, 2022 and December 31, 2021, respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $63 and $39 for the three months ended September 30, 2022 and 2021, respectively, and $160 and $119 for the nine months ended September 30, 2022 and 2021, respectively, in selling, general and administrative expense for this service agreement.

15. ASSET HELD FOR SALE

The asset group held for sale consists of a farm in Ecuador which was the source of Guayusa leaves for our Runa products. Since the Company is able to source Guayusa through alternative means to produce the Runa products, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in selling, general and administrative expenses. The remaining carrying amount is listed below. Theses assets held for sale do not qualify for discontinued operations reporting.

Asset held for sale	Amount
Land	$503

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K, for the fiscal year ended December 31, 2021 and filed with the Securities and Exchange Commission ("SEC") on March 14, 2022 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in the Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.
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

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and food service channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, cruise lines, and educational institutions.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” other than the changes noted below in "Impact of COVID-19 and Current Geopolitical Instability". Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.
Impact of COVID-19 and the Current Geopolitical Instability
The global macroeconomic environment continues to be affected by the COVID-19 pandemic and the current geopolitical instability (including the effects of the Ukraine - Russia War). In fiscal year 2021 and continuing into the nine months ended September 30, 2022, the Company saw significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Starting in the second quarter of 2021, and recognizing the strength of our brands, we took pricing actions such as delaying promotional activities until later in the year, reducing discounting, pricing increases, and sharing cost increases with private label customers, in order to partially offset the inflationary costs of goods effects we were experiencing.

For the three months ended September 30, 2022 and the nine months ended September 30, 2022, we estimate that our gross profit absorbed incremental costs of goods on a rate/mix basis compared to the prior year periods of approximately $7 million and $28 million, respectively, mostly driven by transportation cost increases across both ocean freight and domestic logistics as a result of global supply chain disruptions caused by these global events. We do not believe the current costs of goods inflated by the current economic and supply chain pressures are fully representative of our future costs of goods in a normal supply chain environment.

The Company is continuing to monitor the situations carefully to understand any future potential impact on its people and business, including but not limited to rising inflation rates, and actions taken by both U.S. and foreign governments to control such increases. The Company has also seen greater volatility on foreign exchange rates. Strong dollar generally benefits the company's supply chain activities while negatively impacting our reported international revenues. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the current geopolitical instability (including the effects of the conflict between Ukraine and Russia) on the business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or current geopolitical instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” in our Form 10-K.

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
Gross Profit and Gross Margin
Gross profit is net sales less cost of goods sold, and gross margin is gross profit as a percentage of net sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channels through which we sell our products, the promotional environment in the marketplace, manufacturing costs, commodity prices, warehouse costs and transportation rates. We expect that our gross margin will fluctuate from period to period depending on the interplay of these variables.
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
Change in Fair Value of Contingent Consideration

In connection with our acquisition of Runa, we agreed to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. The contingent consideration payout cannot exceed $51.5 million. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment. The contingent consideration payable to Runa’s former shareholders was re-measured at fair value, which reflects estimates, assumptions and expectations on Runa’s revenue and revenue growth as of the valuation date. A key factor in the contingent consideration calculation is whether the growth levels specified in the contract can be met within the four year time period immediately following the acquisition. The design of the payout is to reward for high growth in the initial years following the acquisition. As of September 30, 2022, we expect the contingent consideration to be zero. The contingent consideration will continue to be remeasured until the term of the agreement ends in December 2022. However, we do not believe that the Runa business will achieve the growth targets required to achieve an earn out and thus we expect that the contingent consideration will be zero at December 2022.
Other Income (Expense), Net
Unrealized Gain/(Loss) on Derivative Instruments
We are subject to foreign currency risks as a result of our inventory purchases and intercompany transactions. In order to mitigate the foreign currency risks, we and our subsidiaries enter into foreign currency exchange contracts which are recorded at fair value. Unrealized gain/(loss) on derivative instruments consists of gains or losses on such foreign currency exchange contracts which are unsettled as of period end. See “— Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Risk” for further information.
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
Interest Expense
Interest expense consists of interest on our credit facilities and term loans.
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
Results of Operations
Comparison of the Three & Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021, respectively:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$124,043	$115,669	$335,796	$292,929
Cost of goods sold	91,467	77,168	254,868	201,368
Gross profit	32,576	38,501	80,928	91,561
Operating expenses
Selling, general, and administrative	23,960	20,675	73,018	61,897
Income (loss) from operations	8,616	17,826	7,910	29,664
Other income (expense)
Unrealized gain/(loss) on derivative instrument	952	(1,964)	6,416	1,250
Foreign currency gain/(loss)	(364)	(483)	(508)	(2,013)
Interest income	20	31	30	104
Interest expense	(130)	(127)	(213)	(319)
Total other income (expense)	478	(2,543)	5,725	(978)
Income before income taxes	9,094	15,283	13,635	28,686
Income tax expense	(1,836)	(2,296)	(3,011)	(6,277)
Net income	$7,258	$12,987	$10,624	$22,409

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$82,643	$71,825	$10,818	15.1%	$217,934	$176,229	$41,704	23.7%
Private Label	24,786	25,973	(1,187)	(4.6)%	68,413	66,457	1,956	2.9%
Other	1,367	3,135	(1,768)	-56.4%	7,553	8,246	(693)	-8.4%
Subtotal	108,796	100,933	7,863	7.8%	293,900	250,932	42,968	17.1%
International segment
Vita Coco Coconut Water	10,637	10,093	$544	5.4%	30,110	26,445	$3,665	13.9%
Private Label	3,810	4,117	(306)	(7.4)%	9,521	9,648	(127)	(1.3)%
Other	800	526	275	52.3%	2,265	5,904	(3,640)	(61.7)%
Subtotal	$15,247	$14,736	$511	3.5%	$41,896	$41,997	$(101)	(0.2)%
Total net sales	$124,043	$115,669	$8,374	7.2%	$335,796	$292,929	$42,867	14.6%
For the three months and nine months ended September 30, 2022, the primary driver of the consolidated net sales increase of 7.2% and 14.6%, respectively, was increased case equivalents ("CE") volume reflecting expanding consumer demand, primarily for our Vita Coco Coconut Water, coupled with benefits from net pricing actions.
Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Americas segment
Vita Coco Coconut Water	8,670	7,605	1,065	14.0%	23,269	19,482	3,787	19.4%
Private Label	2,346	2,934	(588)	(20.0)%	7,213	7,643	(430)	(5.6)%
Other	200	326	(126)	(38.6)%	1,092	831	261	31.4%
Subtotal	11,216	10,865	351	3.2%	31,574	27,956	3,618	12.9%
International segment*
Vita Coco Coconut Water	1,581	1,463	118	8.1%	4,412	3,890	522	13.4%
Private Label	492	540	(48)	(8.9)%	1,326	1,327	(1)	(0.1)%
Other	13	7	6	84.2%	38	213	(175)	(82.2%)
Subtotal	2,086	2,010	76	3.8%	5,776	5,430	346	6.4%
Total volume (CE)	13,302	12,875	427	3.3%	37,350	33,386	3,964	11.9%
Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $7.9 million, or 7.8%, to $108.8 million for the three months ended September 30, 2022 from $100.9 million for the three months ended September 30, 2021. The increase is primarily driven by higher CE volume, as well as benefits from net pricing actions. Americas net sales increased by $43.0 million, or 17.1%, to $293.9 million for the nine months ended September 30, 2022 from $250.9 million for the nine months ended September 30, 2021. The increase is primarily driven by a CE volume increase and benefits from net pricing actions.
Vita Coco Coconut Water net sales increased by $10.8 million, or 15.1%, to $82.6 million for the three months ended September 30, 2022, from $71.8 million for the three months ended September 30, 2021. The increase was driven by higher CE volume and benefits from net pricing actions. Vita Coco Coconut Water net sales increased by $41.7 million, or 23.7%, to $217.9 million for the nine months ended September 30, 2022, from $176.2 million for the nine months ended September 30, 2021. The increase was driven by higher CE volume and benefits from net pricing actions.
Private Label net sales decreased $1.2 million, or 4.6%, to $24.8 million for the three months ended September 30, 2022, from $26.0 million for the three months ended September 30, 2021, mostly driven by lower CE volume partly offset by benefits from net pricing actions. Private Label net sales increased $2.0 million, or 2.9%, to $68.4 million for the nine months ended September 30, 2022, from $66.5 million for the nine months ended September 30, 2021, mostly driven by benefits from net pricing actions which were partly offset by a CE volume decrease.
Net sales for Other products decreased by $1.8 million, or 56.4%, to $1.4 million for the three months ended September 30, 2022 from $3.1 million for the three months ended September 30, 2021. Net sales for Other products decreased by $(0.7) million, or 8.4%, to $7.6 million for the nine months ended September 30, 2022 from $8.2 million for the nine months ended September 30, 2021. Over the three and nine month periods ended September 30, 2022 the Company has strategically simplified the product assortment within this category to decrease complexity and maximize profitability.
International Segment
International net sales increased by $0.5 million, or 3.5%, to $15.2 million for the three months ended September 30, 2022, from $14.7 million for the three months ended September 30, 2021. The increase was primarily driven by higher CE volume, particularly in the EMEA region, which was partly offset by an unfavorable foreign currency impact, particularly in relation to the US dollar strengthening against the GBP. For the three months ended September 30, 2022 compared to the same period ended September 30, 2021, the increase was driven by CE volume growth in Vita Coco Coconut Water and Other products, offset by CE volume decline in Private Label and an unfavorable impact from foreign currency. International net sales decreased by $0.1 million, or 0.2%, to $41.9 million for the nine months ended September 30, 2022, from $42.0 million for the nine months ended September 30, 2021. The decrease is primarily driven by a decline in bulk product sales in our Asia Pacific region and an unfavorable foreign currency impact which were partly offset by positive growth in Vita Coco Coconut Water CE volume.
Vita Coco Coconut Water net sales increased by $0.5 million, or 5.4%, to $10.6 million for the three months ended September 30, 2022, from $10.1 million for the three months ended September 30, 2021. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency. Vita Coco Coconut Water net sales increased by $3.7 million, or 13.9%, to $30.1 million for the nine months ended September 30, 2022, from $26.4 million for the nine months ended September 30, 2021. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency.
For the three months ended September 30, 2022 compared to September 30, 2021, decreases in net sales from Private Label of $0.3 million were driven primarily by CE volume decline in the Europe and Asia Pacific regions, which was partly offset by net pricing benefits. For the nine months ended September 30, 2022 compared to September 30, 2021, decreases in net sales from Private Label of $(0.1) million were driven by a decline in CE volumes in the Asia Pacific region, which were partly offset by net pricing benefits.
Increases in net sales from Other products of $0.3 million were driven primarily by higher CE volumes in our Europe region for the three months ended September 30, 2022 compared to September 30, 2021. Decreases in net sales from Other products of $3.6 million were largely driven by decreased bulk sales in our Asia Pacific region for the nine months ended September 30, 2022 compared to September 30, 2021.

Gross Profit

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Cost of goods sold
Americas segment	$78,516	$66,254	$12,262	18.5%	$220,615	$169,430	$51,185	30.2%
International segment	12,951	10,914	2,037	18.7%	34,253	31,938	2,315	7.2%
Total cost of goods sold	$91,467	$77,168	$14,299	18.5%	$254,868	$201,368	$53,500	26.6%
Gross profit
Americas segment	$30,279	$34,679	$(4,400)	(12.7)%	$73,285	$81,502	$(8,217)	(10.1)%
International segment	2,297	3,822	(1,525)	(39.9)%	7,643	10,059	(2,416)	(24.0)%
Total gross profit	$32,576	$38,501	$(5,925)	(15.4)%	$80,928	$91,561	$(10,633)	(11.6)%
Gross margin
Americas segment	27.8%	34.4%		(6.5)%	24.9%	32.5%		(7.5)%
International segment	15.1%	25.9%		(10.9)%	18.2%	24.0%		(5.7)%
Consolidated	26.3%	33.3%		(7.0)%	24.1%	31.3%		(7.2)%

On a consolidated basis, cost of goods sold increased $14.3 million, or 18.5%, to $91.5 million for the three months ended September 30, 2022, from $77.2 million for the three months ended September 30, 2021. Cost of goods sold increased $53.5 million, or 26.6%, to $254.9 million for the nine months ended September 30, 2022, from $201.4 million for the nine months ended September 30, 2021. On a consolidated and segment basis, the increases in both periods were primarily driven by higher CE volume and significant increases in transportation costs across ocean freight and domestic logistics.
On a consolidated basis, gross profit decreased $5.9 million, or 15.4%, to $32.6 million for the three months ended September 30, 2022, from $38.5 million for the three months ended September 30, 2021. Gross profit decreased $10.6 million, or 11.6%, to $80.9 million for the nine months ended September 30, 2022, from $91.6 million for the nine months ended September 30, 2021. The primary driver for both periods was strong top line growth driven by the continued underlying strength of our Vita Coco brand, offset by increased transportation costs due to the global shipping environment and domestic transportation pressures. As a result, gross margin declined approximately 7 percentage points to 26.3% for the three months ended September 30, 2022, as compared to 33.3% for the three months ended September 30, 2021 and reduced by 7 percentage points to 24.1% for the nine months ended September 30, 2022, as compared to 31.3% for the nine months ended September 30, 2021.
Operating Expenses

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Selling, general, and administrative	$23,960	$20,675	$3,285	15.9%	73,018	61,897	11,121	18.0%
Selling, General and Administrative Expenses
During the three months ended September 30, 2022, selling, general and administrative, or SG&A, expenses increased by $3.3 million, or 15.9% versus the three months ended September 30, 2021 and $11.1 million, or 18.0% versus the nine months ended September 30, 2021. The increase was primarily driven by marketing and ongoing costs related to operating a public company including higher spend in personnel expenses and insurance for the three and nine months ended September 30, 2022 versus September 30, 2021. In the three and nine months ended September 30, 2022, the Company also recognized an impairment loss on the assets in Runa Ecuador that were classified as held for sale as described in Note 15 of the condensed consolidated financial statements.

Other Income (Expense), Net

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$952	$(1,964)	$2,916	148.5%	$6,416	$1,250	$5,166	(413.3%)
Foreign currency gain/(loss)	(364)	(483)	119	24.6%	$(508)	(2,013)	1,505	74.8%
Interest income	20	31	(11)	(35.5%)	$30	104	(74)	(71.2%)
Interest expense	(130)	(127)	(3)	(2.4%)	$(213)	(319)	106	(33.2%)
	$478	$(2,543)	$3,021	118.8%	$5,725	$(978)	$6,703	(685.4%)

Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended September 30, 2022 and 2021, we recorded gains of $1.0 million and losses of $(2.0) million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts. During the nine months ended September 30, 2022 and 2021, we recorded gains of $6.4 million and gains of $1.3 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the nine months ended September 30, 2022 related to the contracts hedging the Brazilian real and British pounds. All forward foreign currency exchange contracts were entered into to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, and Thai baht.
Foreign Currency Gain/(Loss)
For the three months ended September 30, 2022, foreign currency loss was $0.4 million , as compared to $0.5 million loss for the three months ended September 30, 2021. Foreign currency loss was $0.5 million for the nine months ended September 30, 2022, as compared to $2.0 million loss for the nine months ended September 30, 2021. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The decrease in interest income for the three months ended September 30, 2022 compared to the same prior year period was immaterial reflecting the interest of 0.58% on the loan to the CEO described in Note 14, Related-Party Transactions, to our notes to the condensed consolidated financial statements. On September 16, 2021, the CEO of the Company repaid the outstanding principal balance and accrued interest on the promissory note. The decrease in interest income for the nine months ended September 30, 2022 compared to the same prior year period was immaterial.
Interest Expense
Interest expense decreased an immaterial amount for the three months ended September 30, 2022 compared to the same prior year period. For the nine months ended September 30, 2022, interest expense decreased $0.1 million compared to the same prior year period.
Income Tax Expense

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage	2022	2021	Amount	Percentage
Income tax expense	(1,836)	(2,296)	$460	(20.0)%	$(3,011)	$(6,277)	$3,266	(52.0)%
Tax rate	20.2%	15.0%			22.1%	21.9%
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
For the nine months ending September 30, 2021 and September 30, 2022, our effective tax rate was 22%. The effective tax rate for both periods is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expense in relation to the pre-tax profits.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	7,258	12,987	10,624	22,409
Depreciation and amortization	497	514	1,442	1,557
Interest income	(20)	(31)	(30)	(104)
Interest expense	130	127	213	319
Income tax expense	1,836	2,296	3,011	6,277
EBITDA	9,701	15,893	15,260	30,458
Stock-based compensation (a)	1,457	629	5,657	1,641
Unrealized (gain)/loss on derivative instruments (b)	(952)	1,964	(6,416)	(1,250)
Foreign currency (gain)/loss (b)	364	483	508	2,013
Other adjustments (c)	1,240	1,678	1,240	3,401
Adjusted EBITDA	$11,810	$20,647	$16,249	$36,263
____________
(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Reflects other charges inclusive of legal costs, an impairment loss related to assets held for sale, and other non-recurring expenses (including costs related to public company readiness preparation).

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $21.2 million and $28.7 million of cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively. We supplemented our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
Considering recent market conditions and the continued result of the ongoing COVID-19 pandemic, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2020 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the condensed consolidated financial statements included herein and the foreseeable future.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$(18,181)	$(16,351)	$(1,830)	(11.2%)
Investing activities	(907)	(127)	(780)	(614.2%)
Financing activities	12,153	(19,676)	31,829	161.8%
Effects of exchange rate changes on cash and cash equivalents	(544)	(117)	(427)	n/m
Net (decrease)/increase in cash and cash equivalents	$(7,479)	$(36,271)	$28,792	79.4%
____________
n/m—represents percentage calculated not being meaningful
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the nine months ended September 30, 2022, $1.8 million more net cash was used in operating activities compared to the nine months ended September 30, 2021. The higher cash use was driven by lower profitability after adjusting for non-cash items, primarily reflecting elevated transportation costs and increased SG&A expenses to further expand our capabilities as a public company, partially offset by improvements in timing of working capital.
Investing Activities
During the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021, cash used in investing activities increased driven by cash paid for property and equipment.

Financing Activities
During the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, net cash provided by financing activities was $32 million higher, resulting from a one-time share buyback of $50 million recorded in the nine months ended September 30, 2021 to repurchase 5,192,005 shares of treasury stock from RWVC S.a.r.l, a principal stockholder. Additionally, increase is also driven by cash proceeds from settlement of loan to a stockholder, net lower repayments to the 2020 Credit Facility period over period, partially offset by cash receipts from 2021 Term Loan during third quarter of 2021. For further discussion of the stock repurchase, see Note 10, Stockholder’s Equity, and Note 14, Related-Party Transactions, respectively, in the condensed consolidated financial statements.
Debt
We had debt outstanding of $9.6 million as of September 30, 2022, compared to $0.1 million as of December 31, 2021. The outstanding balance as of September 30, 2022 related to borrowings under the 2020 Credit Facility and vehicle loans. The outstanding balance as of December 31, 2021 related to vehicle loans.
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
The outstanding balance on the 2020 Credit Facility was $9.5 million and zero as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of September 30, 2022 was less than $0.1 million.
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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Form 10-K.
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
As of September 30, 2022, the outstanding amounts of $9,500 under our 2020 Credit Facility incurs interest fees at variable interest rates and are affected by changes in the general level of market interest rates. To quantify our exposure to interest rate risk, a 100 basis point increase or decrease to the applicable variable rates of interest would change our annual interest expense by approximately $0.1 million per year based on the borrowings as of September 30, 2022 under the 2020 Credit Facility.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our net sales, cost of goods sold, and operating expenses for those transactions not conducted in US dollars. We use derivative financial instruments to reduce our net exposure to foreign currency fluctuations. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We generally target to hedge a majority of our forecasted yearly foreign currency exchange exposure through a 24-month rolling layered approach and leave a portion of our currency forecast floating at spot rate. Our currency forecast and hedge positions are reviewed quarterly. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in ‘‘Other income (expense), net” in the condensed consolidated statements of operations.
The total notional values of our forward exchange contracts were $90.0 million and $89.1 million as of September 30, 2022 and December 31, 2021, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $6.4 million for the nine months ended September 30, 2022, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in a approximately $3.7 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of September 30, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2021, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, manufacturing and headcount related costs, and may affect consumer spending and behavior. In the nine months ended September 30, 2022, we continue to experience significant inflation caused by COVID-19 related global supply chain disruptions which put pressure on our costs and margins. More specifically, there was a significant escalation of transportation costs, primarily ocean freight costs due to shipping and ports constraints and in domestic logistics. Reported finished goods costs to date have been relatively stable year over year, benefiting from the strength of the US dollar.

Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended September 30, 2022, sales to two customers represented approximately 55% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of September 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-29825	4.1	9/27/21
4.2	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
10.1	First Amendment to Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, effective as of May 2, 2022.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________
* Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: November 10, 2022	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Rowena Ricalde
Rowena Ricalde
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)