Form 10-K
period 2022-12-31
Vita Coco Company, Inc.
filed 2023-03-14
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                              ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). .                       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of registrant's common stock are affiliates for the purpose of this calculation) as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $271.1 million (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Stock Market).

As of March 10, 2023, 56,047,737, shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, the terms “Vita Coco,” the “Company,” “we,” “us” and “our” refer to The Vita Coco Company, Inc. and its consolidated subsidiaries.
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

•Information Resources Inc. Custom Research, MULO + Convenience channels, for the periods ended December 25, 2022 ("IRI");

•IRI, Total UK Chilled Coconut Water Category, Value Sales, 52, Weeks ended December 31, 2022; and

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

•problems with our supply chain and inflation resulting in an increase in shipping expenses and potential cost increases for our products, adverse impacts on our distributor and retail customers’ ability to deliver our products to market;

•our dependence on our third-party manufacturing and co-packing partners;

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

PART I
Item 1. Business.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and have extended our business into other healthy hydration categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and one of the largest suppliers of Private Label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, hydration mix and milk offerings. Our other brands include Runa, a plant-based energy drink inspired from the guayusa plant native to Ecuador, Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also supply Private Label products to key retailers in both the coconut water and coconut oil categories.

We source our coconut water from a diversified global network of 14 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.

History

The Vita Coco Company, Inc., formerly known as All Market Inc., was incorporated as a Delaware corporation in January 2007 and incorporated in Delaware as a public benefit corporation in April 2021. We completed an initial public offering (the "IPO") of our common stock in October 2021.

Industry

We operate in the functional beverages industry. Our primary brand Vita Coco Coconut Water competes in the approximately $2.7 billion global coconut and plant waters category, as estimated by Euromonitor (2022). Our Runa brand competes in the plant based energy beverage category, our Vita Coco coconut milk product is a plant-based dairy alternative and our PWR LIFT brand competes in the enhanced isotonic category. We also develop and sell other brands in the beverage category, and occasionally in other categories, as we test our ideas for expanding our product portfolio. The beverage industry, and specifically the functional beverage categories, are significantly larger than the coconut and plant waters category and provide opportunities for potential growth.

We believe per capita consumption of natural beverages is growing as a result of increasing consumer interest in plant-based alternatives and preferences for health-conscious products that have fewer added sugars and artificial ingredients, while providing more nutritional benefits. In addition, we believe that consumer awareness of the negative environmental and social impact of packaged goods has resulted in increased consumer demand for brands that are purpose-driven, take responsibility for their impact on the planet and are focused on sustainable packaging and transparent ethical values. We believe our mission is aligned with the growing demands generated by this consumer behavior.

Competition

The beverage industry is highly competitive and is constantly evolving in response to ever-changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability.

Additionally, we compete within the broad non-alcoholic beverage category, and our flagship brand, Vita Coco, is the market leader in the coconut water category in the United States. Our competitors in the beverage market include large beverage companies such as The Coca-Cola Company, PepsiCo, Inc. and Nestlé S.A. that may have substantially greater financial resources and stronger brand recognition than we have. We also compete with other leading functional beverages including Goya, Harmless Harvest, Foco, BodyArmor, Monster Energy, Red Bull, Bang, Ocean Spray and Bai, as well as a range of emerging brands and retailers’ own private label beverage brands. Our competition and competitors vary by market due to regional brands and taste preferences.

We are also a leading supplier of Private Label coconut water and oil brands, and we compete with other Private Label suppliers for that business.

Business Operations

As of December 31, 2022, we operate in two business segments: (i) the Americas segment, comprised of our operations primarily in the United States and Canada and (ii) the International segment, comprised of operations primarily in Europe, the Middle East, Africa and the Asia Pacific regions. While over 91% of our business is based on sales of coconut water, we have used our access to market to add other beverage brands with a view to building a diversified beverage platform of compatible brands.

Vita Coco

With the launch of the Vita Coco brand in New York City in 2004, we established coconut water as a premium lifestyle drink in America. Vita Coco is the coconut water category leader with approximately 50% market share in the United States according to IRI U.S. for the 52 weeks ending December 25, 2022, which over indexes to younger households and to more multicultural shoppers.

We offer Vita Coco coconut water as an alternative to sugar-packed sports drinks and other less healthy hydration alternatives. Vita Coco has evolved from a primarily pure coconut water brand to a full portfolio of coconut-based products. The portfolio now includes multiple offerings in the coconut water category with Vita Coco Pressed, Vita Coco Coconut Juice, and Farmers Organic, with offerings in adjacent plant-based categories such as Vita Coco Coconut MLK, Vita Coco Barista, Vita Coco Coconut Oil, and Vita Coco Hydration Drink Mix.

In 2022, we focused on expanding our multipack strategy in coconut water to increase consumption with core consumers. In addition, we expanded our Farmers Organic product to national distribution and focused on the regional rollout of Vita Coco Coconut Juice. In 2023, we intend to continue to develop these initiatives, while in parallel expanding into new occasions through a licensing collaboration with Diageo. Vita Coco Spiked with Captain Morgan is a ready-to-drink cocktail sold by Diageo and made with their flagship Captain Morgan rum and our flagship Vita Coco coconut water that will be distributed nationally in 2023.

Internationally, our business is anchored by Vita Coco’s presence in the United Kingdom, where it is the chilled coconut water category leader with 82% market share, according to IRI UK, for 52 weeks ended December 31, 2022. Our United Kingdom commercial team and our supply chain based in Asia have allowed us to sell into other European and Asian countries. Vita Coco coconut water has a presence in key markets such as China, France, Spain, the Benelux region, the Nordic Region, Africa and the Middle East.

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

Ever & Ever

Launched in 2019, Ever & Ever is a purified water brand packaged solely in aluminum bottles. Given emerging consumer concerns with the disposal or recyclability of plastic water bottles, we created Ever & Ever to respond to the consumer need for a sustainably packaged water product in aluminum bottles with potential infinite re-cyclability. Ever & Ever was launched with a focus on the foodservice and office channels. Ever & Ever is also available in our Direct-to-Consumer ("DTC") channels.

PWR LIFT

In 2021, we launched PWR LIFT, a beverage targeted at post-workout and recovery hydration occasions with added nutritional benefits. PWR LIFT is a protein-infused sports drink with electrolytes and zero sugar, designed to provide fitness-minded consumers with protein in a hydrating beverage. In 2022, we tested PWR LIFT in select markets including Arizona, North Carolina, South Carolina and Georgia and, in 2023, we plan to expand the offering to Texas. The brand targets fitness enthusiasts and consumers seeking healthier beverage options, and we plan to grow the brand by focusing on premium retail execution, brand sponsorships, influencer partnerships and social media advertising.

Supply Chain

We engage contract manufacturers, co-packers and third-party logistics providers to manufacture and distribute our products. Our fixed asset-lite model enhances production flexibility and capacity, and enables us to focus on our core in-house capabilities which include supplier management, logistics, sales and marketing, brand management and customer service. Our well-diversified global manufacturing network spans across six countries, 14 coconut water factories operated by our manufacturing partners and five co-packing facilities for products not packaged near source. Our network provides us with significant production capacity and capabilities, and an ability to re-allocate coconut water sourcing in the event of supply chain issues, weather, logistics or other macroeconomic impacts.

Coconut water needs to be transferred from the coconut into an aseptic package within hours of cutting a coconut from the tree. Our supply chain partners are positioned as close to the coconut growing regions as possible to keep quality at the highest level. Through our access and relationships with coconut processors and manufacturers in many countries, including the Philippines, Indonesia, Malaysia, Thailand, Sri Lanka, and Brazil, we have built up a unique body of knowledge and relationships that promote coconut water processing at scale, as well as gained access to farms across diversified geographies. We also attempt to foster a thriving loyal farming community around our manufacturing partners through our work with charitable organizations to support agricultural education programs and investments in schooling. This community outreach has strengthened our long-term manufacturing relationships and we believe will support our capacity needs for future growth.

Raw materials used in our business and by our co-packers consist of ingredients and packaging materials purchased from local, regional and international suppliers. The principal ingredients include coconut water, Tetra Paks and caps, cardboard cartons, PET bottles and aluminum bottles and cans. We work with our contract manufacturing partners to purchase our raw ingredients from local suppliers in accordance with rigorous standards to assure responsible sourcing, quality and safety. The majority of our products are produced and packaged with materials sourced from a single supplier, Tetra Pak, whether purchased by us or by our contract manufacturers on our behalf, which provides us efficiency in the packaging and export of our products, and furthers our commitment to responsible sourcing, packaging near source and sustainability. Our production contracts are mostly denominated in United States dollars, with some limited contracts in local currencies such as the Brazil Real.

Distribution, Sales and Marketing

Our beverages and other products are sold in club stores, supermarkets, convenience stores, drug stores and e-commerce websites as well as other outlets. Our products are typically shipped directly from our contract manufacturing partners to a network of third-party warehouses located in our selling markets. We go to market in North America through various distribution channels, including a Direct Store Delivery distribution network ("DSD"), Direct-to-Warehouse network (DTW), broadline distributors, and our own DTC channel. We match the customers' needs with the right route to market providing us flexibility for our established brands and for our innovations. Outside of North America, we use a combination of DTW, importers and distributors depending on the needs of the market.

Our European market is primarily retail and e-commerce operator direct sales, with some countries supported by distributor or importer type relationships. In China, we sell to Reignwood Investment (China) Co., Ltd, which is our import and distributor partner for the territory, and, through its affiliates, has been one of our significant shareholders since 2014. Other countries are serviced through importers with limited retail direct relationships or in partnership with one of our manufacturing partners through licensing or other agreements.

We employ a dedicated global sales and commercial team. In the Americas, the sales team focuses on three main areas: (i) DSD management, (ii) national account management (including club, mass food and convenience) and (iii) retail execution. Our European sales team is aligned geographically and by major account or by import partner and is further supported by a small field execution and marketing team in the United Kingdom. Private Label accounts are handled by each geographic division in close cooperation with supply chain leadership. Our sales and marketing function in China is handled by our importer.

We also employ a brand, marketing, e-commerce and insights team with strong creative, social and digital capabilities with a primary focus on the North American and European markets. The primary goal of our marketing function is to educate consumers about the functional benefits of our products while inspiring consumers to fall in love with our brands. Since the early days, our brands have been sponsored by a roster of celebrity and athlete fans. Today, we continue to leverage relationships with talent and influencers who are aligned with our values and are genuine fans of our brands.

Seasonality

As is typical in the beverage industry, sales of our beverages are seasonal, with the highest sales volumes generally occurring in the second and third fiscal quarters during the warmer months of the year in our major markets.

COVID-19

Over the past few years, the COVID-19 pandemic has caused general business disruption worldwide. Since the beginning of this pandemic in January 2020, our top priority has been the health, safety and well-being of our employees. Although our workforce has returned to the office on a hybrid basis, some of the impacts on our business created by the COVID-19 pandemic have continued or evolved.

After COVID-19 emerged, among other impacts, we saw significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects. We also experienced negative impacts on our inventory availability and delivery capacity and temporary manufacturing and distribution partner shutdowns which affected, at times, our ability to fully service our customers’ demand. We took measures to bolster key aspects of our supply chain and we continue to work with our supply chain partners to ensure our ability to service customers and their demand. Some of these supply chain and logistics impacts have lessened over time, but conditions have not returned to those existing before the COVID-19 pandemic. In some cases, new challenges have emerged. For example, towards the end of 2022 into 2023, although the pricing and availability of shipping containers has improved, the cost of warehouse space in the United States used to store inventory has increased significantly over recent months while availability of such warehouse space has decreased.

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

Our global innovation function sits in the marketing team to ensure alignment with current brand initiatives and sharing of consumer insights across teams and markets. The innovation team works closely with our internal global research and development and technical teams that include employees in the United States, Europe and Singapore focused on supplier capability, quality improvements and new processes. We also have strong supplier relationships that give us access to a broad scope of ingredients, packaging offerings and technologies.

Intellectual Property

We own domestic and international trademarks and other proprietary rights that are important to our business. We view our primary trademark to be VITA COCO. We have a global approach to protecting our trademarks, designs, patents and other intellectual property rights. We believe the protection of our trademarks, designs, copyrights, patents, domain names, trade dress and trade secrets are important to our success.

As of December 31, 2022, we had over 30 registered trademarks, over 10 pending trademark applications in the United States, over 230 registered trademarks and over 20 pending trademark applications in other countries. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained.

We consider information related to formulas, processes, know-how and methods used in our production and manufacturing as proprietary and endeavor to maintain them as trade secrets. We have in place reasonable measures to keep the above-mentioned items, as well as our business and marketing plans, customer lists and contracts reasonably protected.

Government Regulation

Our products are regulated in the United States as conventional foods. We, along with our distributors, and manufacturing and co-packing partners, are subject to extensive laws and regulations in the United States by federal, state and local government authorities including, among others, the U.S. Federal Trade Commission ("FTC"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration and similar state and local agencies. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices and other standard requirements applicable to the production and distribution of conventional food products. We and our manufacturing and co-packing partners are also subject to similar requirements in foreign jurisdictions in which we operate. These types of requirements include: product standards; product safety, product safety reporting; marketing, sales, and distribution; packaging and labeling requirements; nutritional and health claims; advertising and promotion; import and export restrictions; and tariff regulations, duties, and tax requirements.

Products that do not comply with applicable governmental or third-party regulations and standards may be considered adulterated or misbranded and subject, but not limited to, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, import holds, injunctions, fines, civil penalties or criminal prosecution. In addition, some of our products are produced and marketed under contract as part of special certification programs such as organic, kosher or non-GMO, and must comply with the strict standards of federal, state and third-party certifying organizations.

Public Benefit Corporation Status and Corporate Social Responsibility

We operate as a Delaware public benefit corporation, and, therefore, our operational decision-making goes beyond solely maximizing shareholder value. Our public benefit purpose, as provided in our certificate of incorporation, is harnessing, while protecting, nature’s resources for the betterment of the world and its habitants by creating ethical, sustainable, better-for-you beverages and consumer products that not only uplift our communities, but that do right by our planet. Furthermore, in order to advance the best interests of those materially affected by the corporation’s conduct, it is intended that our business and operations create a material positive impact on society, taken as a whole.

In March 2022, The Vita Coco Company, Inc. announced it was designated as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. Through achieving Certified B Corporation status, The Vita Coco Company, Inc. joined its subsidiary, All Market Europe Ltd, a United Kingdom company, which had previously achieved B Corporation status.

We believe that we bring our products to market through a responsibly designed supply chain, and provide our farmers and manufacturers the partnership, investment, and training they need to not only reduce waste and environmental impact, but also bring income and opportunity to their local communities. In 2014, we created the Vita Coco Project to support and empower our coconut farming communities by encouraging innovative farming practices, improving education resources, and scaling our business to promote economic prosperity. With our “Give, Grow, Guide” philosophy we seek to contribute to educational programs and facilities by supporting initiatives to build new classrooms and fund scholarships, with a goal to impact the lives of people in these communities. Additionally, we attempt to partner with other third-party organizations that share and advance our ideals, including fair trade, accessible nutrition and wellness, and environmental responsibility.

We believe this purpose-driven approach has aided our growth as it is strategically aligned with the beliefs of our global consumer base and has improved our supplier relationships.

Since 2022, we have published an annual Impact Report to evaluate and communicate the environmental and social impacts of our business. As a public benefit corporation, we are required by Delaware law to provide a biennial statement on our promotion of the public benefits identified in our certificate of incorporation and of the best interests of those materially affected by the corporation's conduct. We intend to use the Impact Report to be issued later this year as such biennial statement.

Human Capital

As of December 31, 2022, we had 269 full-time employees. Of these employees, 202 were employed in the United States. None of these employees are represented by labor unions or covered by collective bargaining agreements. We have never experienced a labor-related work stoppage.

Our people are at the heart of our business. Our Board of Directors provides oversight of the policies and procedures in place that relate to talent, leadership and culture, and compensation plans for our Executive Chairman and Chief Executive Officer. The Compensation Committee evaluates and approves the compensation plans related to our executive officers. In 2022, we received a Great Place to Work Certification from the Great Place to Work Institute based on the ratings of our employees. We believe that we have been able to attract diverse and highly engaged employees who share our belief in our mission and further promote our inclusive company culture. To monitor the health of our human capital resources, we track turnover, perform exit interviews, conduct periodic employee surveys, hold quarterly town halls with open question and answer sessions, and conduct performance reviews and build development plans to assist each employee achieve their potential. Based on exit interviews and employee surveys, we identify opportunities for improvement in our processes and track our employee engagement levels. At the time of our IPO and again in the first quarter of 2023, we awarded all full-time global employees an equity grant with vesting based on continued employment in order to motivate retention and align our employees with our other shareholders.

We promote and value a diverse, equitable and inclusive culture for our employees. In 2020, our employees formed a Diversity and Inclusivity Committee which has worked to celebrate all our employees, educate and recommend improvements to our processes to enhance our organization and our culture. As of December 31, 2022, approximately 47% of our employees identified as female, 51% identified as male, and 1% did not disclose their gender identity. In addition, at the end of 2022, 40% of our employees identified as Black, Indigenous and/or People of Color or two or more races, 52% identified as white, and 8% did not disclose their race. We strive to reflect the diverse identities and cultures of our consumers.
Additional Information
The Vita Coco Company, Inc., formerly known as All Market Inc., was incorporated in Delaware as a corporation in January 2007 and as a public benefit corporation in April 2021. We completed an initial public offering of our common stock in October 2021.
Our website is www.thevitacococompany.com. At our Investor Relations website, investors.thevitacococompany.com, we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (the "SEC"). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A. Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth below the Summary Risk Factors of this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Sales of our coconut water products constitute a significant portion of our revenue, and a reduction in demand for our coconut water products or a decrease in consumer demand for coconut water generally would have an adverse effect on our financial condition.

Our coconut water accounted for approximately 91% of our revenue for the year ended December 31, 2022. We believe that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally or failure to grow the coconut water category could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our shipping partners transport our products from the country of origin or from our domestic co-packing partners, which are then received by, and subsequently distributed from the third party warehousing and fulfillment service providers to our distributors and retail-direct customers by transportation partners or customer pickup. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on timely arrival of product from ports or co-packers, availability of outbound and inbound shipping, real-time tracking information on our products, and effective operations at the warehouses/distribution centers and the ports through which our product flows. Any increase in transportation costs (including increases in fuel costs), increased shipping costs, increased warehouse costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributor or retail-direct customers. In 2021 and 2022, we experienced cost inflation relating to global shipping costs and some inflationary pressures on other related transportation costs, such as demurrage, port fees and drayage, and domestic transportation, and the size of these cost increases. While we have seen some moderation of these cost pressures and disruptions late in 2022, we expect to see ongoing cost and supply challenges continue in 2023, including the costs of storing increased inventory. We cannot predict how long these cost pressures will last or how they will continue to impact our supply chain environment and business.

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
Additionally, events beyond our control, such as disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (such as the outbreak of the COVID-19 pandemic and its potential impact on supply chain and our financial results) and other unforeseen or catastrophic events, could damage the facilities of our warehousing and fulfillment service providers or render them inoperable, or effect the flow of product to and from these centers, or impact our ability to manage our partners, making it difficult or impossible for us to process customer or consumer orders for an extended period of time. We could also incur significantly higher costs and longer lead times associated with distributing inventory during the time it takes for our third party providers to reopen, replace or bring the capacity back to normal levels for their warehouses/fulfillment centers and logistics capabilities after a disruption.
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

In addition, in recent years, and last year due to the ongoing conflict between Russia and Ukraine, volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. During this time, shortages of capacity in shipping occurred due to economic, weather and pandemic effects, which have affected the smooth flow of our supply chain and increased transportation costs and decreased reliability. In particular, the increase in demand for shipping services during the COVID-19 pandemic significantly increased shipping costs such that spot rates were at times multiples of contracted rates, and limited container availability delayed shipment of product. Additionally, port congestion increased transit times and delayed timely arrival and unloading of containers. If fuel prices, transportation costs and inflation were to increase again, we could experience higher shipping rates and fuel surcharges, as well as surcharges on our raw materials and packaging. It is hard to predict where rates and capacity, which have improved over the peak levels seen in 2022, will be in the future and what long-term rates could be, and when economic effects will normalize. A significant part of our business relies on shipping prepackaged coconut water from sourcing countries to our countries of sale so we are very dependent on shipping container prices and service levels. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.
We are dependent on our third party manufacturing and co-packing partners, and if we fail to maintain our relationship with such third party partners, or such third parties are unable to fulfill their obligations, our business could be harmed.
We do not manufacture our products directly but instead outsource the manufacturing and production to our manufacturing and co-packing partners whom we rely on to provide us with quality products in substantial quantities and on a timely basis. Our success is dependent upon our ability to maintain our relationships with existing manufacturers and co-packers and enter into new manufacturing arrangements in the future. We have agreements with our existing manufacturers, many of which are terminable under certain conditions, including in some cases without cause. If our manufacturers and co-packers become unable to provide, deprioritize production of, or experience delays in providing, our products, or if the agreements we have in place are terminated, our ability to obtain a sufficient selection or volume of merchandise at acceptable prices and on a timely basis could suffer. Additionally, if we do not use capacity that we are contracted for or that is otherwise available to us, our suppliers may choose to supply competitors or to compete more aggressively in private label supply, either of which could have an adverse effect on our business. Our ability to maintain effective relationships with our manufacturing partners for the sourcing of raw materials from local suppliers, and the manufacture and production of our products by such manufacturing partners and as well as our co-packing partners is important to the success of our operations within each market and globally.

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

We have in the past sought, and from time to time in the future may seek, to amend the terms of our agreements to secure additional capacity or address urgent supply needs, and we cannot guarantee that we will be able to maintain or achieve satisfactory economic terms with our existing partners. In addition, our manufacturing and co-packing partners may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans, especially if we need significantly greater amounts of production capacity on short notice. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to develop new supplier and manufacturing relationships and onboard them in a timely manner to meet our expected demand.

Additionally, a natural disaster, fire, power interruption, work stoppage, labor matters (including illness or absenteeism in workforce) or other calamity at the facilities of our manufacturing and co-packing partners and any combination thereof would significantly disrupt our ability to deliver our products and operate our business. In the future, we expect that these partners may experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure, loss of certifications, employee-related incidents that result in harm or death, delays in raw material deliveries or as a result of pandemics or related response measures or other similar natural emergencies. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, which could materially adversely affect our business, financial condition, results of operations and cash flows. During the COVID-19 pandemic, two of our manufacturing partners experienced government mandated temporary closures of their facilities, resulting in minor disruptions, but with no material impact to our business to date. There can be no assurance that there will not be additional closures or delays in the future as a result of pandemics or other disruptions.

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

Our independent distributors and retail-direct customers are generally not required to place minimum monthly orders for our products beyond meeting a minimum delivery quantity for shipping. While we expect distributors to maintain on average two to four weeks of inventory to support their businesses and to cover any supply or service issues, there is no guarantee that they will do so and the appropriate inventory level for our customers varies seasonally. Distributors and retail-direct customers typically order products from us on a monthly basis, or with approximately one or two weeks lead time, in quantities and at such times based on their expected demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by our distributors and direct retail customers or whether any of these customers will continue to purchase products from us with the same frequency and at volumes consistent with their past practice or to maintain historic inventory levels. Additionally, our larger distributors and retail-direct customers may make orders that are larger than we can fill in the requested timeframe, and such orders may roll into another period or be cancelled. For example, certain of our retailers may offer promotions including rebates and temporary price discounts on our products and we do not have control over the timing or frequency of these promotional activities. If we underestimate future demand for a particular product or do not respond quickly enough to replenish our best-performing products or do not forecast mix changes, or otherwise fail to adjust to fill customer orders, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders and inventory shortages at our customers. Shortages in distributor inventory levels may result in poor service to retailers and lost retail sales, in turn negatively impacting our sales to distributor customers and harming our relationship. Shortages in inventory levels at our retail-direct customers may result in our products being out of stock on their retail shelves resulting in customer dissatisfaction, reduced revenue, difficulty in keeping shelf space and potentially damaging our relationship with our retail-direct customers.

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

Our ability to ensure a continuing supply of high-quality coconuts and other raw materials for our products at competitive prices depends on many factors beyond our control. We rely on a limited number of regional manufacturing partners to source and acquire certain of our raw materials and provide us with finished coconut-based products. Our financial performance depends in large part on their ability to arrange for the purchase of raw materials, including coconuts, coconut water and other natural ingredients, in sufficient quantities.

The coconuts from which our products are sourced, and the harvesting and transportation of them to our manufacturing partners, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, typhoons, pestilence and other shortages and disease, as well as political events and other conditions which can adversely impact quantity and quality, leading to reduced coconut yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. Our manufacturing partners may have general difficulties in obtaining raw materials, particularly coconut derived products, due to our high quality standards. Our current manufacturing partners operate in the Philippines, Sri Lanka, Malaysia, Thailand, Brazil and Vietnam and source coconuts from owned trees and networks of many independent small farmers. Thus, the supply of coconuts and other ingredients may be particularly affected by any adverse events in these countries or regions. In recent periods, our available supply of flavored coconut water products has been impacted by a shortage of pineapple puree and other natural flavor ingredients and in response, we have made changes to our manufacturing process to address these shortages. Any disruption in the ability of our manufacturing partners to source coconuts or other raw materials from their local suppliers to produce our finished goods would result in lower sales volumes and increased costs, and may have a material adverse effect on our business, financial condition, results of operations and cash flows if the necessary supply cannot be replaced in a timely manner or at all.

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

We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our largest distributor customer, a subsidiary of Keurig Dr Pepper Inc. (NYSE: KDP), and the largest retail-direct customer, Costco, of our products accounted for approximately 24% and 30%, respectively, of our total net sales as of December 31, 2022. No other retailer direct or distributor represented more than 10% of our total net sales as of December 31, 2022.
A decision by either of our largest retail customer or distributor, or any other major distributor or retail customer, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of product purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, any store closings or changes in retail strategy by our retail customers, particularly our largest retail customer, could reduce the number of stores or regions carrying our products, or stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any negative change in our relationship with our largest distributor and retail customer or other customers occurs, any other disputes with key customers arose, if we were to lose placement and support of any of our key customers or if any of our key customers consolidate and/or gain greater market power, our business, financial condition, results of operations and cash flows would be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers, particularly our largest distributor and retail customer, experience any operational difficulties or generate less traffic.
Although we aim to enter into long-term agreements with distributors, and historically have renewed, amended or extended them as needed, we cannot guarantee that we will be able to maintain or extend these contractual relationships in the future or that we will be able to do so on attractive terms. If any agreement with a key distributor is terminated or if the performance of such distributor deteriorates, we cannot guarantee that we will be able to find suitable replacement partners on favorable terms, or at all. Distributor contracts also may require that we make payments to terminate or upon non-renewal, and there is no guarantee that the parties will agree on payment terms, or that we will be able to recoup such fees from any replacement distributors. We enter into pricing support and promotional arrangements with our distributors to encourage execution and pricing activity on our brands, and in some cases offer invasion fees when product is shipped directly to a specific retailer in their geographic market. There is no guarantee that these arrangements will be effective, or that disputes will not arise as to the sharing of the costs of such activity, which could impact our relationship with the distributors or impose additional costs on us.
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
We operate in a highly competitive market, which includes large multinational companies as well as many smaller entrepreneurial companies seeking to innovate and disrupt the categories in which we compete. As a category, coconut water competes for space with a wide range of beverage offerings. In particular, coconut water competes with functional refreshment, juices, energy drinks, ready to drink teas and coffees and other non-100% coconut water based beverages, and many of these products are marketed by companies with substantially greater financial resources than ours. We also compete with a number of natural, organic, and functional food and beverage producers. We and these competing brands and products compete for limited retail, and foodservice customers and consumers. In our market, competition is based on, among other things, brand equity and consumer relationships, consumer needs, product experience (including taste, functionality and texture), nutritional profile and dietary attributes, sustainability of our supply chain (including raw materials), quality and type of ingredients, distribution and product availability, retail and foodservice and e-commerce customer relationships, marketing investment and effectiveness, pricing competitiveness and product packaging.

We continuously compete for retail customers (including grocery stores, supermarkets, club, convenience and health stores, gyms and others), foodservice customers (including coffee shops, cafes, restaurants and fast food) and e-commerce customers (both direct-to-consumer and through third-party platforms). Consumers tend to focus on price as one of the key drivers behind their purchase of food and beverages, and consumers will only pay a premium price for a product that they believe is of premium quality and value. In order for us to not only maintain our market position as a premium quality brand, but also to continue to grow and acquire more consumers, we must continue to provide high-quality products at acceptable price premiums and invest in communication about our brands' benefits to justify such pricing.

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

We expect competition in the natural, organic and functional food and beverage industry to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control. If we fail to compete successfully in this market, our business, financial condition, results of operations and cash flows would be materially and adversely affected.

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
The growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands, our products or our industry on social or digital media could seriously damage our brands and reputation.

Our company image and brands are very important to our vision and growth strategies, particularly as a public benefit corporation, a certified B corporation, and with the goal of operating consistent with our mission and values. We will need to continue to invest in actions that support our mission and values and adjust our offerings to appeal to a broader audience in the future in order to sustain our business and to achieve growth, and there can be no assurance that we will be able to do so. If we do not maintain the favorable perception of our company and our brands, our sales and results of operations could be negatively impacted. Our brands and company image is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brands and significantly damage our business, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Our business is primarily focused on the development, manufacturing, marketing and distribution of coconut water branded and private label products and other “better-for-you” beverages. Consumer demand for our products and interest in our offerings could change based on a number of possible factors, including changes in dietary habits, refreshment and nutritional habits, concerns regarding the health effects of ingredients, the usage of single use packaging, the impact of our supply chain on our sourcing communities, shifts in preference for various product attributes or consumer confidence, trends within consumer age groups and perceived value for our products relative to alternatives. Consumer trends that we believe favor sales of our products could change based on a number of possible factors. While we continually strive to improve our products through thoughtful, innovative research and development approaches to meet consumer needs, there can be no assurance that our efforts will be successful. If consumer demand for our products decreased, our business, financial condition, results of operations and cash flows may be adversely affected.
In addition, sales of consumer products are subject to evolving consumer preferences that we may not be able to accurately predict or respond to, and we may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. A significant shift in consumer demand away from our products or a decrease in household penetration could reduce our sales or our market share and the prestige of our brands, which would harm our business, financial condition, results of operations and cash flows.

Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.
The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively affect our business, liquidity, financial condition and results of operations. The ongoing impact of the COVID-19 pandemic continues to create significant volatility, uncertainty and economic disruption. The pandemic led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place orders, social distancing measures, business closures or restrictions on operations, quarantines, travel bans and restrictions and multi-step policies with the goal of re-opening these markets. Although most of these restrictions have been lifted or eased, a resurgence of the pandemic or new variants in some markets could slow, halt or reverse progress to contain impacts. If COVID-19 infection rates resurge and the pandemic intensifies again and expands geographically, its negative impacts on our business, our supply chain, our operating expenses, our gross margin and our sales could be more prolonged and may become more severe. Any new restrictions, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses could have an adverse impact on global economic conditions and impact consumer confidence and spending which might have a material adverse impact on some of our customers and could impact the demand for our products and ultimately our financial condition.

Furthermore, sustained market-wide turmoil and business disruption arising from the COVID-19 pandemic have negatively impacted, and continue to negatively impact, our supply chain and our business operations, and may impact our business, financial condition, results of operations and cash flows in ways that are difficult to predict. Although we see the easing of many of these elevated expenses in 2023, over the past couple of years, we saw significantly increased costs for ocean transportation, domestic logistics and warehouse storage. Given our supply chain is dependent on ocean freight for shipping coconut water from the source countries to the end use markets, we are particularly exposed to ocean freight cost changes, and availability of containers. As inventory has increased as ocean freight availability concerns have eased, we have been subject to higher warehouse costs.
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

We could suffer product inventory losses or markdowns and lost revenue in the event of the loss or shutdown of a major manufacturing partner, a local raw materials supplier of a manufacturing partner, or a co-packing partner, due to COVID-19 or other pandemic conditions in their respective locales. Any interruptions to logistics could impact their ability to operate and ship us product. The potential impact of COVID-19 or other pandemic on any of our production or logistics providers could include, but is not limited to, problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce or closure due to positive COVID-19 testing), ability to import and secure ingredients and packaging, product quality issues, costs, production, insurance and reputation. Any of the foregoing could negatively affect the price and availability of our products and impact our supply chain. If these disruptions continue for an extended period of time or there are one or more resurgences of COVID-19 or the emergence of another pandemic, our ability to meet the demand for our products may be materially impacted. Additionally, part of our long-term growth strategy may include exploring expanding into additional geographies. The timing and success of our international expansion with respect to customers, manufacturers and/or production facilities has been and may continue to be negatively impacted by COVID-19, which could impede our entry and growth in these geographies.

The extent of COVID-19 or other pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the duration and extent of inflationary cost increases driven by shipping and logistics costs among other factors, and any long-term changes to consumer behavior, all of which are uncertain and difficult to predict considering the rapidly evolving situation across the globe. Furthermore, the uncertainty created by COVID-19 significantly increases the difficulty in forecasting operating results and of strategic planning. As a result, it is not currently possible to ascertain the overall impact of COVID-19 and its consequences on our business. However, the pandemic has had, and may continue to have, a material impact on our business, financial condition, results of operations and cash flows.

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
We have in the past pursued and may in the future consider opportunities to acquire other products or businesses that may strategically complement our portfolio of brands and expand the breadth of our markets or customer base. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future at acceptable terms or at all. In addition, exploring acquisition opportunities may divert management attention from the core business and organic innovation and growth, which could negatively impact our business, financial condition, results of operations and cash flows. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms consistent with any debt agreements existing at that time and our ability to negotiate acceptable pricing and terms. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges and could also create dilution to shareholders among other potential impacts.
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
There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for coconut water, oil, cream and other raw materials that are necessary for our current or any future products. Such climate changes may also require us to find manufacturing partners in new geographic areas if the location for best production of coconuts changes, which will require changes to our supply network and investing time and resources with new manufacturing partners, thereby potentially increasing our costs of production. In addition, there is no guarantee that we will be able to maintain the quality and taste of our products as we transition to sourcing coconuts in new geographic areas.
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
The success of our business depends significantly on our ability and the ability of our third party partners, including manufacturers and co-packers, to attract, hire and retain quality employees, including employees at manufacturing and distribution facilities, many of whom are skilled. We and/or our third party partners may be unable to meet our respective labor needs and control costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we and/or our third party partners operate, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, recession, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and the COVID-19 pandemic. Recently, various legislative movements have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. Should we or our third party partners fail to increase wages competitively in response to increasing wage rates, the quality of the workforce could decline. Any labor shortage or increase in the cost of labor among our employee population or that of our third party partners could have an adverse effect on our operating costs, financial condition and results of operations. If we are unable to hire and retain skilled employees, our business could be materially adversely affected.

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

While most of our transactions are in U.S. dollars and we anticipate reporting our financial performance in U.S. dollars, we currently have revenues denominated in other foreign currencies, and also procure some of our coconut water in local currencies. In the future, we may have a higher volume of transactions denominated in these or additional foreign currencies. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our product cost, revenue and operating results, and as our international operations expand, our exposure to the effects of fluctuations in currency exchange rates will grow. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our common stock could be lowered.

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

Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are a Delaware Public Benefit Corporation which has placed additional requirements on our strategies and decision-making to meet our mission. See “—Risks Related to our Existence as a Public Benefit Corporation.” Our efforts to ensure we meet these standards rely on our leadership, contracts, internal and third-party audits and on continued monitoring of potential risks and solutions. If we fail to meet applicable standards or expectations with respect to these issues across any of our products and in any of our operations and activities or those of our third party partners, such as manufacturers and co-packer, our reputation and brand image could be damaged, and our business, financial condition, results of operations and cash flows could be adversely impacted.

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
In addition, food and beverage companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any beverage company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. The FDA enforces laws and regulations, such as the Food Safety Modernization Act, that require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could materially adversely affect our business, financial condition, results of operations and cash flows. Most countries in which we operate have comparable regulations that we endeavor to comply with, but any failure to meet regulators’ or customers’ expectations could impact our business in these markets and have a material adverse effect on our reputation as well as our business, financial condition, results of operations and cash flows.
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

Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. In addition, packaging has to be suitable to distributor and retail handling and scanning, and any failures of the packaging to meet these expectations could cause recall or product destruction. Any of these events could adversely affect our brands, increase our costs, and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
We may collect, maintain, and otherwise process personally identifiable information and other data relating to our customers and employees. Additionally, we sell products directly to consumers from our website and rely on a variety of marketing techniques, including email and social media marketing, and we are subject to various laws and regulations that govern such selling, marketing and advertising practices. We are subject to numerous state, federal and international laws, rules and regulations that govern the collection, use and protection of personally identifiable information.

In the United States, federal and state laws impose limits on, or requirements regarding the collection, distribution, use, security and storage of personally identifiable information of individuals and there has also been increased regulation of data privacy and security particularly at the state level. For example, in November 2020, California voters passed the California Privacy Rights Act which takes effect in 2023 and significantly expands the California Consumer Privacy Act. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning data privacy, data protection, and information security in the United States and other jurisdictions at all levels of legislature, governance, and applicability. We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations.

Foreign data privacy laws are also rapidly changing and have become more stringent in recent years. In European Economic Area and the United Kingdom, the European Union’s General Data Protection Regulation, the United Kingdom’s General Data Protection Regulation, and the UK Data Protection Act 2018, collectively referred to as the GDPR, impose strict obligations on the ability to collect, analyze, transfer and otherwise process personal data. This includes requirements with respect to accountability, transparency, obtaining individual consent, international data transfers, security and confidentiality and personal data breach notifications, which may restrict our processing activities. Separate, restrictive obligations relating to electronic marketing and the use of cookies may limit our ability to advertise. The interpretation and application of many existing or recently enacted data privacy and data protection laws and regulations in the European Union, the United Kingdom, the United States and elsewhere are increasingly complex, uncertain and fluid, and it is possible that such laws, regulations and standards may be interpreted or applied in a manner that is inconsistent with our existing practices. For example, recent developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States.
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

As of December 31, 2022, we derived 13% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws, including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (OFAC), U.S. Customs and Border Protection (CBP), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials—including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office—to obtain or retain business. It also requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, among other governmental authorities, administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals that target certain countries, regions, governments, businesses and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.

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
Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives, or have imposed container deposits, or other charges for use of certain packaging. There has also been a trend among some public health advocates to recommend additional governmental regulations concerning the marketing and labeling/packaging of the beverage industry. Additional or revised regulatory requirements, whether labeling, packaging, tax, tariffs or otherwise, could have a material adverse effect on our financial condition, consumer demand and results of operations.

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
As discussed above under, “If we encounter problems with our supply chain and continued inflation, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected,” our systems and those of our third party vendors and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war, including the developing conflict between Russia and Ukraine, or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our third party vendors and business partners may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer.
Further, our systems and those of our third-party vendors and business partners may be vulnerable to, and have experienced attempted security incidents, attacks by hackers (including ransomware attacks, phishing attacks and other third-party intrusions), acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or business partners, they may be able to commit financial fraud, publish, delete, use inappropriately or modify our private and sensitive third-party information, including credit card information and other personally identifiable information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized payments, release of personally identifiable or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target (and even, in many cases, until after having been successfully launched for some time) and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of our sensitive information and our systems and those of our third party vendors and business partners could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we, or our third party vendors or business partners, rely. Cybercrime and hacking techniques are constantly evolving. We and/or our third-party vendors and/or business partners may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents may occur in the future, and could result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information (including personally identifiable information) that we handle. As we rely on a number of our third party vendors and business partners, we are exposed to security risks outside of our direct control, and our ability to monitor these third-party vendors’ and business partners’ data security is limited. While we employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our users and our systems from the theft of or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Additionally, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Recently, we have experienced spoofing and social engineering incidents and have taken measures such as third-party forensic consultant reviews to ensure that no compromises of our systems have occurred and to mitigate risks of future harm.
Any such breach, attack, virus or other event could result in additional financial losses, costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, reputation, financial condition, results of operations and cash flows.
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

Risks Related to the Ability to Finance our Business and Our Indebtedness
We may require additional financing to achieve our goals, which may not be available when needed or may be costly and dilutive.
We may require additional financing to support the growth of our business, to acquire new businesses, for working capital needs or to cover unforeseen costs and expenses. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business, the number, complexity and characteristics of additional products or future manufacturing processes we require to serve new or existing markets, any proposed acquisitions and cost increases related to the integration of acquired products or businesses, any material or significant product recalls, any failure or disruption with our manufacturing and co-packing partners as well as our third party logistics providers, the expansion into new markets, any changes in our regulatory or legislative landscape, particularly with respect to product safety, advertising, product labeling and data privacy, the costs associated with being a public company and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy and it is possible that our business could become more capital intensive. Although we believe various debt and equity financing alternatives will be available to us to support our capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements.

We may be unable to generate sufficient cash flow to satisfy our future debt service obligations, which would adversely affect our financial condition and results of operations.

In May 2020, we entered into a five-year credit facility ("2020 Credit Facility") with Wells Fargo Bank,National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. As of December 31, 2022, we have no outstanding debt under our 2020 Credit Facility. Our ability to make principal and interest payments on and to refinance any indebtedness we incur in the future will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our future debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

The agreements governing our current and future indebtedness may contain restrictive covenants and our failure to comply with any of these covenants could put us in default, which would have an adverse effect on our business and prospects.
Our 2020 Credit Facility imposes certain terms and restrictive covenants of these borrowings and the terms of any future indebtedness will likely impose similar restrictions. The 2020 Credit Facility contains, and agreements governing any future indebtedness may contain, a number of covenants which put some limits on our ability to, among other things:
•sell assets;
•engage in mergers, acquisitions, and other business combinations;
•declare dividends or redeem or repurchase capital stock if it would result in an event of default;
•incur, assume, or permit to exist additional indebtedness or guarantees;
•make loans and investments;
•incur liens or give guarantees; and
•enter into transactions with affiliates.
The 2020 Credit Facility also requires us to maintain a specified total leverage ratio, fixed charge coverage ratio and asset coverage ratio and our ability to meet these financial ratios may be affected by events beyond our control, and we may not satisfy such a test. A breach of the covenants in the 2020 Credit Facility or any agreements governing future debt obligations could result in a default under such agreements. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If amounts owed are accelerated because of a default and we are unable to pay such amounts, our lenders may have the right to assume control of substantially all of the assets securing the indebtedness.
Any indebtedness we incur in the future may be at a variable rate, subjecting us to interest rate risk, which could cause our indebtedness service obligations to be significant.
Borrowings under the 2020 Credit Facility accrue interest at variable rates and expose us to interest rate risk. Interest rates may fluctuate in the future. Although we have explored in the past various hedging strategies, we do not currently hedge our interest rate exposure under the 2020 Credit Facility. As a result, interest rates under the agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on any future variable rate indebtedness could be significant.
In 2022, the Company amended the 2020 Credit Facility to transition the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Such benchmarks may perform differently than in the past, or may disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

Risks Related to the Ownership of Our Common Stock
Concentration of ownership of our ordinary shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of common stock outstanding as of December 31, 2022, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own over 50% of our outstanding shares of common stock. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing arrangements of indebtedness restrict our ability to pay dividends under certain circumstances, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
•the forum for certain litigation against us is restricted to Delaware or the federal courts, as applicable;
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
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
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

General Risk Factors
We are incurring increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly once we are no longer an emerging growth company, we incur significant legal, regulatory, insurance, finance, accounting, investor relations, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors, and increased costs of director and officer liability insurance. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and the applicable stock exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have and will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities and the smooth running of the business. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.

We may incur significant losses from fraud.

We may in the future incur losses from various types of fraud, including unauthorized purchases, merchant fraud and consumers who have insufficient funds to satisfy payments. Although we have measures in place to detect and reduce the occurrence of fraudulent activity, those measures may not always be effective. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and additional expenses and our business, financial condition, results of operations and prospects could be adversely affected.

Changes in tax laws or in their implementation may adversely affect our business and financial condition.
There could be significant changes in tax laws and regulations that could result in additional federal income taxes being imposed on us. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Changes in tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.
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
As a public company, we are subject to significant requirements under Section 404(a) of the Sarbanes-Oxley Act, or Section 404, for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of our IPO. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. Failure to maintain effective internal controls could make it more difficult to detect misstatements or fraud in financial information..
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
Risks Related to Our Existence as a Public Benefit Corporation and Other Environmental, Sustainability and Social Initiatives
We operate as a Delaware public benefit corporation, and we cannot provide any assurance that we will achieve our public benefit purpose.
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
Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us, our stockholders and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business. Our pursuit of longer-term or non-pecuniary benefits related to this public benefit designation may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation may have a material adverse effect on our business, results of operations, financial condition and cash flows, which in turn could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Manhattan, New York, at 250 Park Avenue South, where we lease office space, which provides support to both our Americas and International segments. As of December 31, 2022, we leased office facilities totaling approximately 29,400 square feet in the United States, Singapore and London, with the Singapore and London facilities primarily supporting our International segment. We believe that our corporate headquarters and other offices are adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our stock currently trades on The Nasdaq Stock Market LLC under the ticker symbol "COCO".
Holders
As of March 10, 2023, there were 53 holders of record of our common stock.

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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The Company did not sell any equity securities during the three months and year ended December 31, 2022 that were not registered under the Securities Act. The Company did not repurchase any of its securities during the three months and year ended December 31, 2022.
Performance Graph
The following graph illustrates the total return from October 22, 2021 through December 31, 2022, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the NASDAQ Composite Index, and (iv) the NASDAQ US Smart Food & Beverage Index. The graph assumes that $100 was invested on October 22, 2021 in our common stock, the Russell 2000 Index, the NASDAQ Composite Index, and the NASDAQ US Smart Food & Beverage Index, and that any dividends were reinvested. The graph assumes our closing sales price on October 22, 2021 of $13.95 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this 10-K filing. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2022 refer to the year ended December 31, 2022, all references to 2021 refer to the year ended December 31, 2021 and all references to 2020, refer to the year ended December 31, 2020..
For discussion of our financial condition and results of operations for 2021 compared to 2020, refer to our previously filed Annual Report on Form 10-K.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and have extended our business into other healthy hydration categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and one of the largest suppliers of Private Label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, hydration mix and milk offerings. Our other brands include Runa, a plant-based energy drink inspired from the guayusa plant native to Ecuador, Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also supply Private Label products to key retailers in both the coconut water and coconut oil categories.

We source our coconut water from a diversified global network of 14 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.
Our recent historical financial performance reflects the strides we have made to grow our business even while experiencing significant supply chain disruptions and in particular increases in transportation costs in both ocean freight and domestic logistics in 2021 and 2022:
•For the year ended December 31, 2022, we reported net sales of $428 million, representing a 13% increase from $380 million for the year ended December 31, 2021. For the three months ended December 31, 2022, we reported net sales of $92 million, representing a 6% increase from $87 million for the three months ended December 31, 2021 primarily driven by a 4% increase in net sales of Vita Coco Coconut Water during the same period.
•For the year ended December 31, 2022, we generated gross profit of $103 million, representing a margin of 24%, which was a decrease from $113 million, or margin of 30%, for the year ended December 31, 2021. For the three months ended December 31, 2022, we generated gross profit of $22 million, representing a margin of 24%, compared to $22 million gross profit and 25% margin for the three months ended December 31, 2021.
•For the year ended December 31, 2022, our net income attributable to shareholders was $8 million, representing a margin of 2%, which was a decrease from our net income of $19 million and a margin of 5% for the year ended December 31, 2021. For the three months ended December 31, 2022, our net loss was $3 million, which was flat compared to our net loss of $3 million for the three months ended December 31, 2021.
•For the year ended December 31, 2022, our adjusted EBITDA was $20 million, a decrease from our adjusted EBITDA of $37 million for the year ended December 31, 2021. The adjusted EBITDA decline was primarily driven by higher transportation costs and the incremental impact of a full year of public company costs. For the three months ended December 31, 2022, our adjusted EBITDA was $4 million, which increased from our adjusted EBITDA of $1 million for the three months ended December 31, 2021, primarily driven by reduced selling general & administrative ("SG&A") costs after excluding SG&A non-GAAP adjustments.

•We have traditionally experienced minimal capital expenditures given our asset-lite supply chain model. We believe that our operating cash flow and access to credit facility provide us with sufficient capability to support our growth plans.
•As of December 31, 2022 and December 31, 2021, we had no outstanding indebtedness on our 2020 Credit Facility.
Key Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, the most important of which are as follows:
Ability to Grow and Maintain the Health of Our Brands
We have developed a strong and trusted brand in Vita Coco that we believe has been integral to the growth and health of our business, and are in the early stages of developing additional brands to broaden our portfolio. In addition, we are continuously developing and sharpening our marketing strategies to ensure that our story and purpose are understood and resonate with consumers. The success and reputation of our current brands and any brands we develop in the future are critical to the growth of our business and our future success. We aim to grow our brands by expanding distribution, adding new formats, promoting trials with new consumers and investing in marketing to attract new consumers and demonstrating to existing consumers the quality and value of their purchases. To grow and maintain the health of our brands we must invest in sales and marketing and execute on our sales strategy to develop and deepen consumers’ connection to our brands. We believe that the strength of our core brand, Vita Coco, should enable us to continue to invest in expanding our brands across beverage categories and channels, and to deepen relationships with consumers across all demographics.
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
Relationship with Private Label Customers, Suppliers and Asset-Lite Supply Chain Model
We believe our global asset lite supply chain model has been an integral part in our ability to efficiently scale our business and compete in the marketplace, and in particular support our Private Label business. This asset-lite model creates leverage with our partners across our supply chain, allowing us to effectively manage total delivery costs and affording greater ability to shift volume between our suppliers, and thus better manage our supply levels. In addition, our scale of sourcing has allowed us to add volume and service retailers more reliably, and we believe that our global position as one of the largest and highest quality coconut water procurers in the world protects our customer and supplier relationships. We aim to drive continuous operational improvements with our supplier partners to enhance quality of our products, better control costs and ultimately maintain our competitive advantage. Our dedicated engineering support team supports our supply partners’ expansion, efficiency and environmental initiatives and shares best practices across our supplier network. We work with our Private Label customers to service their needs to develop new products and endeavor to be their preferred Private Label vendor.
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
Quarterly Performance of Our Business
The beverage market is subject to seasonal variations, and we have typically experienced higher levels of our sales in the second and third quarters of the year when demand for our functional beverage products are highest during the warmer months. Our fourth quarter shipments can also be influenced by our retailer and distributor customers rightsizing their inventory levels after the peak selling levels of the second and third quarters.
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
Impact of COVID-19 and the Current Geopolitical and Economic Instability
The global macroeconomic environment continues to be affected by the COVID-19 pandemic and the current geopolitical instability (including the effects of the conflict between Ukraine and Russia). In fiscal year 2021 and continuing into the year ended December 31, 2022, the Company saw significant changes to global ocean shipping availability and pricing of containers, lengthening transit times, increased domestic transportation costs and some payroll inflationary effects among other impacts. Starting in the second quarter of 2021, and recognizing the strength of our brands, we took pricing actions such as delaying promotional activities until later in the year, reducing discounting, pricing increases and sharing cost increases with private label customers, in order to partially offset the inflationary costs of goods effects we were experiencing. During 2022, inflation emerged in many of our markets, and it is uncertain how this might affect consumer and retailer behavior.

For the year ended December 31, 2022, we estimate that our gross profit absorbed incremental costs of goods on a rate/mix basis compared to the prior year of approximately $30 million, mostly driven by transportation cost increases across both ocean freight and domestic logistics as a result of global supply chain disruptions caused by these global events. We do not believe the current costs of goods inflated by the current economic and supply chain pressures are fully representative of our future costs of goods in a normal supply chain environment.

The Company is continuing to monitor the situations carefully to understand any future potential impact on its people and business, including but not limited to rising inflation rates, and actions taken by both U.S. and foreign governments to control such increases. We have also seen greater volatility on foreign exchange rates. The strong dollar generally benefits the Company's supply chain activities while negatively impacting our reported international revenues. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the current economic geopolitical instability (including the effects of the conflict between Ukraine and Russia) on the business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or current geopolitical instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts.

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
Gross Profit and Gross Margin
Gross profit is net sales less cost of goods sold, and gross margin is gross profit as a percentage of net sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channel through which we sell our products, the promotional environment in the marketplace, manufacturing costs, exchange rates, commodity prices and transportation rates. We expect that our gross margin will fluctuate from period to period depending on the interplay of these variables.
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
Change in Fair Value of Contingent Consideration
In connection with our acquisition of Runa, we agreed to pay contingent payments to Runa’s former shareholders only if a certain revenue growth rate is achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. The contingent consideration payout cannot exceed $51.5 million. If a certain revenue growth rate is not achieved, the Company is not required to pay any contingent payment. The contingent consideration payable to Runa’s former shareholders was re-measured at fair value, which reflects estimates, assumptions, and expectations on Runa’s revenue and revenue growth as of the valuation date. A key factor in the contingent consideration calculation is whether the growth levels specified in the contract can be met within the four year time period immediately following the acquisition ending 2022. The design of the payout is to reward for high growth in the initial years following the acquisition. As of December 31, 2022, the contingent consideration was determined to be zero. The term of the remeasurement period under the agreement ended in December 2022.
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
•International—The International segment is comprised of our operations primarily in Europe, the Middle East, Africa, and the Asia Pacific regions.
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
•Private Label —This product category consists of all private label product offerings, which includes coconut water and coconut oil. The Company determined the production and distribution of private label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these private label products over time as the production for open purchase orders occurs, which may be prior to any shipment.
•Other—This product category consists of all other products, which includes Runa, Ever & Ever and PWR LIFT product offerings, Vita Coco product extensions beyond coconut water, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$427,787	$379,513	$48,274	12.7%
Cost of goods sold	324,426	266,365	58,061	21.8%
Gross profit	103,361	113,148	(9,787)	(8.6%)
Operating expenses
Selling, general and administrative	100,306	88,559	11,747	13.3%
Total operating expenses	100,306	88,559	11,747	13.3%
Income from operations	3,055	24,589	(21,534)	(87.6%)
Other income (expense)
Unrealized gain (loss) on derivative instrument	6,606	2,093	4,513	n/m
Foreign currency gain (loss)	1,387	(2,088)	3,475	n/m
(Loss) on extinguishment of debt	—	(132)	132	n/m
Interest income	51	127	(76)	(59.6%)
Interest expense	(258)	(360)	102	(28.3%)
Total other (expense)	7,786	(360)	8,146	(2262.8%)
Income before income taxes	10,841	24,229	(13,388)	(55.3%)
Provision for income taxes	(3,027)	(5,237)	2,210	(42.2%)
Net income	$7,814	$18,992	$(11,178)	(58.9%)
Net income attributable to common stockholders	$7,814	$19,015	$(11,201)	(58.9%)

n/m—represents percentage calculated not being meaningful
Net Sales
The following table provides a comparative summary of the Company’s net sales by operating segment and product category:

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	$275,964	$231,858	$44,106	19.0%
Private Label	88,173	80,639	7,534	9.3%
Other	9,485	11,394	(1,909)	(16.8)%
Subtotal	$373,622	$323,891	$49,731	15.4%

International segment
Vita Coco Coconut Water	$38,570	$34,639	$3,931	11.3%
Private Label	12,855	14,007	(1,152)	(8.2)%
Other	2,740	6,976	(4,236)	(60.7)%
Subtotal	$54,165	$55,622	$(1,457)	(2.6)%
Total net sales	$427,787	$379,513	$48,274	12.7%

Volume in Case Equivalent

The primary driver of the consolidated net sales increase of 12.7% was increased case equivalent volumes. The following table provides a comparative summary of our volume in Case Equivalents, or CE, by operating segment and product category:

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	29,458	25,096	4,362	17.4%
Private Label	9,063	9,292	(229)	(2.5)%
Other	1,248	1,194	54	4.5%
Subtotal	39,769	35,582	4,187	11.8%

International segment*
Vita Coco Coconut Water	5,628	5,056	572	11.3%
Private Label	1,783	1,883	(100)	(5.3)%
Other	46	231	(185)	(80.1)%
Subtotal	7,457	7,170	287	4.0%
Total volume (CE)	47,226	42,752	4,474	10.5%

Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.

*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $49.7 million, or 15.4%, to $373.6 million for the year ended December 31, 2022, from $323.9 million for the year ended December 31, 2021, primarily driven by CE volume increase of 11.8%, as well as reduced price promotions, price increases, and favorable changes in mix for branded products.
Vita Coco Coconut Water net sales increased by $44.1 million, or 19.0%, to $276.0 million for the year ended December 31, 2022, from $231.9 million for the year ended December 31, 2021. The increase was primarily driven by a combination of increased CE volume due to higher growth in demand for our brand and benefits from net pricing actions.
Private Label net sales increased by $7.5 million, or 9.3%, to $88.2 million for the year ended December 31, 2022, from $80.6 million for the year ended December 31, 2021. The increase was mostly driven by benefits from net pricing actions and mix shifts, which were partly offset by a CE volume decrease. The loss of some geographic regions for a key private label customer mid-year, was only partially offset by the gains with new private label customers.
Net Sales for Other products decreased by $1.9 million, or 16.8%, to $9.5 million for the year ended December 31, 2022, from $11.4 million for the year ended December 31, 2021. The decrease was driven by a reduced CE volume, as the Company has strategically simplified the product assortment within this category to decrease complexity and maximize profitability over the year ended December 31, 2022.
International Segment
International net sales decreased by $1.5 million, or (2.6)%, to $54.2 million for the year ended December 31, 2022 from $55.6 million for the year ended December 31, 2021. The segment CE volume grew, particularly in the Europe, the Middle East and Africa ("EMEA") region, which was offset by an unfavorable foreign currency impact, particularly in relation to the US Dollar strengthening against the British Pound ("GBP").
Vita Coco Coconut Water net sales increased by $3.9 million, or 11.3%, to $38.6 million for the year ended December 31, 2022, from $34.6 million for the year ended December 31, 2021. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency.

Private Label net sales decreased by $1.2 million, or (8.2)%, to $12.9 million for the year ended December 31, 2022, as compared to $14.0 million for the year ended December 31, 2021, which was driven by a decline in CE volumes in the Asia Pacific region, which were partly offset by net pricing benefits.
Net Sales for Other products decreased by $4.2 million, or 60.7%, to $2.7 million for the year ended December 31, 2022, from $7.0 million for the year ended December 31, 2021. The decrease was primarily driven by decreases in bulk product sales from our Asia Pacific region.
Gross Profit

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold
Americas segment	$278,130	$222,027	$56,103	25.3%
International segment	46,296	44,338	1,958	4.4%
Total cost of goods sold	$324,426	$266,365	$58,061	21.8%

Gross profit
Americas segment	$95,492	$101,864	$(6,371)	(6.3%)
International segment	7,869	11,284	(3,416)	(30.3%)
Total gross profit	$103,361	$113,148	$(9,787)	(8.6%)

Gross margin (percentage of net sales)
Americas segment	25.6%	31.5%		(5.9%)
International segment	14.5%	20.3%		(5.8%)
Consolidated	24.2%	29.8%		(5.7%)
On a consolidated basis, cost of goods sold increased $58.1 million, or 21.8%, to $324.4 million for the year ended December 31, 2022, from $266.4 million for the year ended December 31, 2021. On a consolidated and segment basis, the increase was primarily driven by higher CE volume and significant increases in transportation costs across ocean freight and domestic logistics.

On a consolidated basis, gross profit decreased by $9.8 million, or 8.6%, to $103.4 million for the year ended December 31, 2022, from $113.1 million for the year ended December 31, 2021. The decrease was primarily driven by higher transportation costs due to the global shipping environment and domestic logistics pressures, partially offset by strong net sales driven by the strength of our Vita Coco brand and our net pricing actions. Gross margin was 24.2% for the year ended December 31, 2022, as compared to 29.8% for the year ended December 31, 2021. The reduction in the margin was largely driven by cost pressures and inefficiencies related to transportation, including both ocean freight and domestic logistics.
Operating Expenses

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
Operating Expenses	(in thousands)		(in thousands)
Selling, general, and administrative	$100,306	$88,559	$11,747	13.3%

Selling, General and Administrative Expenses

SG&A expense increased by $11.7 million, or 13.3%, to $100.3 million for the year ended December 31, 2022, from $88.6 million for the year ended December 31, 2021. The increase was primarily driven by a net increase in people costs (salaries and benefits, including stock-based compensation), a full year of ongoing public company costs and a non-cash intangible asset impairment charge of $7 million related to the Runa trademarks and distributor relationships, partially offset by non-recurring IPO readiness expenses in 2021.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(in thousands)		(in thousands)
Unrealized gain (loss) on derivative instrument	$6,606	$2,093	$4,513	215.6%
Foreign currency gain (loss)	1,387	(2,088)	3,475	(166.4%)
(Loss) on extinguishment of debt	—	(132)	132	(100.0%)
Interest income	51	127	(76)	(59.6%)
Interest expense	(258)	(360)	102	(28.3%)
	$7,786	$(360)	$8,146	(2262.8%)

n/m—represents percentage calculated not being meaningful

Unrealized Gain/(Loss) on Derivative Instruments
During the year ended December 31, 2022, we recorded unrealized gains of $6.6 million relating to outstanding derivative instruments for forward foreign currency exchange contracts. During the year ended December 31, 2021, we recorded unrealized gains of $2.1 million relating to outstanding derivative instruments for forward foreign currency exchange contracts. All forward foreign currency exchange contracts were entered to hedge some of our exposures to the British Pound, Canadian Dollar, Brazilian Real, Malaysian Ringgit, European Union Euro, and Thai Baht.
Foreign Currency Gain/(Loss)
Foreign currency gain was $1.4 million for the year ended December 31, 2022, as compared to a $2.1 million loss for the year ended December 31, 2021. The change in both years was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
(Loss) on Extinguishment of Debt
On October 27, 2021, the Company repaid the outstanding balance on the Term Commitment Note with Wells Fargo that was entered into May 2021 ("2021 Term Loan") using the net proceeds from the IPO and recognized a non-cash loss of $0.1 million on the early extinguishment of debt, primarily related to the write-off of deferred financing costs.
Interest Income
The decrease in interest income for the year ended December 31, 2022 compared to the same prior year period was immaterial.
Interest Expense
The decrease in interest expense for the year ended December 31, 2022 compared to the same prior year period was immaterial.
Income Tax Expense

	Year Ended December 31,		Change
	2022	2021	Amount	Percentage
	(in thousands)		(in thousands)
Income tax expense	$(3,027)	$(5,237)	$2,210	(42.2%)
Tax Rate	27.9%	21.6%

Income tax expense was $3.0 million for the year ended December 31, 2022, as compared to $5.2 million for the year ended December 31, 2021. The effective combined federal state and foreign tax rate increased to 27.9% from 21.6% for the years ended December 31, 2022, and 2021, respectively.

The effective tax rate for both periods is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US entity and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that the Company operates in. The change in effective tax rates between the periods is primarily driven by the relative impact of other non-deductible expenses in relation to the pre-tax profits.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income	$7,814	$18,992
Depreciation and amortization	1,901	2,069
Interest income	(51)	(127)
Interest expense	258	360
Income tax expense	3,027	5,237
EBITDA	12,949	26,531
Stock-based compensation (a)	7,384	3,380
Unrealized (gain)/loss on derivative instruments (b)	(6,606)	(2,093)
Foreign currency (gain)/loss (b)	(1,387)	2,088
Loss on extinguishment of debt (c)	—	132
Impairment of intangible assets (d)	6,714	—
Other adjustments (e)	1,240	6,824
Adjusted EBITDA	$20,294	$36,862

(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards and forfeitures. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Non-cash loss on extinguishment of debt related to the early pay down of the 2021 Term Loan with the IPO proceeds which we do not consider in our evaluation of ongoing performance.
(d)Non-cash intangible asset impairment charge of $7 million related to the Runa trademarks and distributor relationships.
(e)Reflects other charges inclusive of legal costs, an impairment loss related to assets held for sale, and other non-recurring expenses (including costs related to public company readiness preparation in 2021 and a 2021 two-year management incentive program structured differently from other regular employee compensation).
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $19.6 million and $28.7 million of cash and cash equivalents as of December 31, 2022 and 2021, respectively. During the year, we supplemented our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
Considering recent market conditions and the continued result of the ongoing COVID-19 pandemic, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2020 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the consolidated financial statements included herein and the foreseeable future.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Year Ended December 31,		Change
(in thousands)	2022	2021	Amount	Percentage
Cash flows provided by (used in):
Operating activities	$(10,935)	$(16,166)	$5,231	(32.4)%
Investing activities	(982)	(557)	(425)	76.3%
Financing activities	3,034	(26,803)	29,837	(111.3)%
Effects of exchange rate on changes on cash and cash equivalents	(178)	35	(213)	(608.6)%
Net (decrease) increase in cash and cash equivalents	$(9,061)	$(43,491)	$34,430	(79.2)%

Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the year ended December 31, 2022, $5.2 million less cash was used as compared to the year ended December 31, 2021. The lower cash use was driven by $10 million in working capital improvement, offset by lower income after adjusting for non-cash items, primarily reflecting elevated transportation costs and increased SG&A expenses to further expand our capabilities as a public company.
Investing Activities
During the year ended December 31, 2022 as compared to the year ended December 31, 2021, cash used in investing activities increased $0.4 million, driven by increased cash paid for property and equipment.
Financing Activities
During the year ended December 31, 2022 compared to the year ended December 31, 2021, net cash provided by financing activities was $29.8 million higher, primarily driven by the significant financing activities completed in 2021, including one-time share buyback of $50 million recorded in the year ended December 31, 2021 to repurchase 5,192,005 shares from RWVC S.a.r.l, a principal stockholder, partially offset by $18 million of cash proceeds from settlement of loan to a stockholder. For further discussion of the stock repurchase and the stockholder loan, see Note 14, Stockholder’s Equity, and Note 19, Related-Party Transactions, respectively, in the consolidated financial statements.
Debt
We had an immaterial amount of outstanding debt as of December 31, 2022 and December 31, 2021 related to vehicle loans.
Revolving Credit Facility
In May 2020, we entered into the 2020 Credit Facility with Wells Fargo consisting of a revolving line of credit, which provided for committed borrowings of $50 million and a $10 million non-committed accordion feature. The 2020 Credit Facility was further amended in May 2021, October 2021 and December 2022, and currently provides for committed borrowings of $60 million. We may repay outstanding balances under the 2020 Credit Facility at any time without premium or penalty. Borrowings under the 2020 Credit Facility bear interest at a rate per annum equal to, at our option, either (a) adjusted LIBOR (or current LIBOR replacement rate), which shall not be less than 0.0%, plus the applicable rate or (b) base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR (or current LIBOR replacement) plus 1.5%). The applicable rate for LIBOR borrowings under the 2020 Credit Facility is subject to step-downs based on our total net leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% to 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
The effective interest rate as of December 31, 2022 was 2.53%. In December, 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to LIBOR to SOFR. The borrowings made after the amendment bear interest at rates based on either 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus the same spread discussed above or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the same spread discussed. The spread and the commitment fees did not change as a result of this amendment.
The outstanding balance on the Revolving Facility was zero as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we were compliant with all financial covenants.
Term Loan Facility
In May 2021, we entered into a Term Commitment Note, or the Term Facility with Wells Fargo pursuant to the terms of the Credit Agreement entered into in connection with the 2020 Credit Facility. The Term Facility provided us with term loans of up to $30.0 million, or the Term Loans. Borrowings under the Term Facility bear interest at the same rate as the Revolving Facility. We were required to repay the principal on the Term Loans in quarterly installments, commencing on October 1, 2021, through maturity date of May 21, 2026. On October 27, 2021, the Company repaid the outstanding balance on the 2021 Term Loan using the net proceeds from the IPO.

Vehicle Loans
We periodically enter into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of December 31, 2022 was less than $0.1 million.
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
Contractual Obligations and Commitments
We have contractual obligations to repay indebtedness and required interest payments and unused commitment fees under our Revolving Facility and vehicle loans. As of December 31, 2022, we had no outstanding balance on the Revolving Facility. Any future outstanding balances on the Revolving Facility will be required to be repaid by May 2026.
We lease certain assets under noncancelable operating leases, which expire through 2025. The leases relate primarily to office space in addition to machinery and equipment. Future minimum commitments under these leases are $2.8 million as of December 31, 2022.
In connection with our business acquisitions of Runa in 2018, we entered into contingent consideration arrangements, which would require future cash outflows related to milestone payments based on revenue performance. Under the terms of the arrangement, we are obligated to pay the former shareholders up to $51.5 million if certain revenue thresholds are met during the period from December 31, 2021 through December 31, 2022. As of December 31, 2022 and 2021, we have recognized a liability of $0 related to the revenue performance contingent consideration as the required milestones were not achieved. The term of the remeasurement period under the agreement ended in December 2022.

As of December 31, 2022, we also have inventory purchase commitments, which include any raw material or packaging commitments with our suppliers to secure our needs for future orders, which are generally due to be paid within one year. We also have production purchase commitments from our manufacturers based on our production plans, forecasts and contracts, that might result in costs if we were to reduce our purchases significantly in 2023 or for some relationships, in future years. We have other contractual payments related to information technology service agreements, sponsorship and marketing agreements, and minimum contractual third-party warehouse commitments, which are not individually material.
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
Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718") for stock options issued under the 2014 Stock Option and Restricted Stock Plan and the 2021 Stock Incentive Award Plan..
The Company measures all awards based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period of each stock award grant, which is generally the vesting period of the respective award by using the accelerated attribution method. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods. The Company issues stock-based awards with service-based and performance-based and market-based vesting conditions. The Company recognizes expense for performance-based awards when it becomes probable that such awards will be earned over a requisite service period. The Company defers the recognition of compensation expense for the stock awards that vest upon a qualifying liquidity events until the qualifying events are probable of occurrence. Stock awards are equity-classified, as they do not contain a cash settlement option or other features requiring them to be liability-classified.
The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards with service-based vesting conditions and performance-based vesting conditions. For stock awards with performance-based and market-based vesting conditions, the Company uses the Barrier option valuation model to determine the fair value.
The Company has classified most of its stock-based compensation expense in its consolidated statements of operations in SG&A expenses, reflecting the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. There are restricted stock units previously granted to entities affiliated with a major customer, which were recognized as a stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue. See Note 14, Stockholders’ Equity, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
Determination of fair value of common stock – The calculation of the fair value of awards also requires an estimate of our equity value. After the IPO, the fair value of common stock is determined based on the quoted market closing price of our common stock. For stock awards granted subsequent to the IPO, the fair value of the common stock assumed for the grant date fair value of the awards will be based on the closing price of our common stock as reported on the day of grant.
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
Income Taxes
The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes ("ASC 740"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Interest and penalties related to unrecognized tax positions are included in income tax expense in the consolidated statement of operations and comprehensive income and accrued expenses in the consolidated balance sheets. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Goodwill
Goodwill represents the excess of the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination and is measured in accordance with the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis on December 31, or more frequently if the Company believes indicators of impairment exist.
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
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2022 and 2021, there were no impairments recorded.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of this offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
As of December 31, 2022, the outstanding amounts related to our Revolving Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the Revolving Facility as of December 31, 2022. During the year ended December 31, 2021, the Company repaid the outstanding balance on the 2021 Term Loan as discussed in the consolidated financial statements included elsewhere in this Form 10-K, using net proceeds received on the closing of the initial public offering.
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
The total notional values of our forward exchange contracts were $97.4 million and $89.1 million as of December 31, 2022 and December 31, 2021, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $6.6 million as of December 31, 2022, and we estimate that a 10 percent strengthening or weakening of the U.S. dollar would have resulted in an approximately $5 million gain or loss.

Part of our cash and cash equivalents are denominated in foreign currencies. As of December 31, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2021, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our costs of goods and labor costs. As of December 31, 2022, we have seen significant inflation caused by COVID-19 related global supply chain disruptions which put pressure on our costs and margins. More specifically, there was a significant escalation of transportation costs, primarily ocean freight costs due to shipping and ports constraints and in domestic logistics. It is possible that inflation could affect our consumers' and customers' interest in our products but the potential impact is not currently known.
Credit Risk
We are exposed to concentration of credit risk from our major customers. As of December 31, 2022, sales to two customers represented approximately 54% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in substantial additional charges.

Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is set forth below:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Vita Coco Company, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Vita Coco Company, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, non-controlling interests and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 14, 2023
We have served as the Company’s auditor since 2012.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021
(Amounts in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,629	$28,690
Accounts receivable, net of allowance of $2,898 at December 31, 2022, and $1,301 at December 31, 2021	43,350	47,195
Inventory	84,115	75,360
Supplier advances	1,534	1,170
Derivative assets	3,606	126
Asset held for sale	503	—
Prepaid expenses and other current assets	22,181	20,718
Total current assets	174,918	173,259
Property and equipment, net	2,076	2,473
Goodwill	7,791	7,791
Intangible assets, net	—	7,934
Supplier advances	4,360	2,808
Deferred tax assets, net	4,256	1,265
Right-of-use asset	2,679	—
Other assets	1,677	1,954
Total assets	$197,757	$197,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	15,910	28,338
Accrued expenses	38,342	42,399
Notes payable, current	23	28
Derivative liabilities	71	3,197
Total current liabilities	54,346	73,962
Credit facility	—	—
Notes payable	25	48
Other long-term liabilities	2,293	301
Total liabilities	$56,664	$74,311
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; and 62,225,250 shares and 61,764,582 shares issued at December 31, 2022 and 2021, respectively; 56,019,050 and 55,558,382 shares outstanding at December 31, 2022 and 2021, respectively.	622	618
Additional paid-in capital	145,210	134,730
Retained earnings	55,183	47,369
Accumulated other comprehensive loss	(994)	(616)
Treasury stock, 6,206,200 shares at cost as of December 31, 2022, and December 31, 2021	(58,928)	(58,928)
Total stockholders' equity attributable to The Vita Coco Company, Inc.	141,093	123,173
Noncontrolling interests	—	—
Total stockholders' equity	$141,093	$123,173
Total liabilities and stockholders' equity	$197,757	$197,484
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$427,787	$379,513	$310,644
Cost of goods sold	324,426	266,365	205,786
Gross profit	103,361	113,148	104,858
Operating expenses
Selling, general and administrative	100,306	88,559	74,401
Change in fair value of contingent consideration	—	—	(16,400)
Total operating expenses	100,306	88,559	58,001
Income from operations	3,055	24,589	46,857
Other income (expense)
Unrealized gain (loss) on derivative instruments	6,606	2,093	(4,718)
Foreign currency gain (loss)	1,387	(2,088)	1,848
Loss on extinguishment of debt	—	(132)	—
Interest income	51	127	404
Interest expense	(258)	(360)	(791)
Total other income (expense)	7,786	(360)	(3,257)
Income before income taxes	10,841	24,229	43,600
Income tax expense	(3,027)	(5,237)	(10,913)
Net income	$7,814	$18,992	$32,687
Net income (loss) attributable to noncontrolling interest	—	(23)	27
Net income attributable to The Vita Coco Company, Inc.	$7,814	$19,015	$32,660
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.14	$0.35	$0.56
Diluted	$0.14	$0.35	$0.56
Weighted-average number of common shares outstanding
Basic	55,732,619	53,689,910	58,501,170
Diluted	56,123,661	54,186,121	58,610,825
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$7,814	$18,992	$32,687
Other comprehensive income:
Foreign currency translation adjustment	(378)	320	346
Total comprehensive income including noncontrolling interest	7,436	19,312	33,033
Net income (loss) attributable to noncontrolling interest	—	(23)	27
Foreign currency translation adjustment attributable to noncontrolling interest	—	4	5
Total comprehensive income (loss) attributable to noncontrolling interest	—	(19)	32
Total comprehensive income attributable to The Vita Coco Company, Inc.	$7,436	$19,331	$33,001
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except share amounts)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In Capital	Loan to Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Stockholders' Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
	Shares	$Amount	Shares	$Amount	Shares	$Amount					Shares	Amount

Balance at January 1, 2020	50,793,470	508	8,113,105	81	58,906,575	589	98,450	(17,700)	(4,306)	(1,295)	211,575	(1,985)	73,753	46	73,799
Net income	—	—	—	—	—	—	—	—	32,660	—	—	—	32,660	27	32,687
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	802,620	(6,940)	(6,940)	—	(6,940)
Stock-based compensation	—	—	—	—	—	—	1,517	—	—	—	—	—	1,517	—	1,517
Exercise of stock options	177,450	2	—	—	177,450	2	882	—	—	—	—	—	884	—	884
Exercise of service warrants	116,025	1	—	—	116,025	1	—	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	346	—	—	346	5	351
Balance at December 31, 2020	51,086,945	$511	8,113,105	$81	59,200,050	$592	$100,849	$(17,700)	$28,354	$(949)	1,014,195	$(8,925)	$102,221	$78	$102,299
Net income	—	—	—	—	—	—	—	—	19,015	—	—	—	19,015	(23)	18,992
Issuance of common stock pursuant to initial public offering, net of underwriting discounts and offering costs	2,500,000	25	—	—	2,500,000	25	30,331	—	—	—	—	—	30,356	—	30,356
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to Stockholder	—	—	—	—	—	—	—	17,700	—	—	—	—	17,700	—	17,700
Stock-based compensation	—	—	—	—	—	—	3,380	—	—	—	—	—	3,380	—	3,380
Exercise of stock options	20,930	—	—	—	20,930	—	178	—	—	—	—	—	178	—	178
Acquisition of non-controlling interest	43,602	1	—	—	43,602	1	(8)	—	—	13	—	—	6	(59)	(53)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	320	—	—	320	4	324
Balance at Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	$—	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
Net income	—	—	—	—	—	—	—	—	7,814	—	—	—	7,814	—	7,814
Stock-based compensation	—	—	—	—	—	—	7,384	—	—	—	—	—	7,384	—	7,384
Exercise of stock options	460,668	4	—	—	460,668	4	3,096	—	—	—	—	—	3,100	—	3,100
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(378)	—	—	(378)	—	(378)
Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$—	$55,183	$(994)	6,206,200	$(58,928)	$141,093	$—	$141,093
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$7,814	$18,992	$32,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,901	2,069	2,125
(Gain)/loss on disposal of equipment	1	112	(5)
Bad debt expense	2,641	76	859
Unrealized (gain)/loss on derivative instruments	(6,606)	(2,093)	4,718
Stock-based compensation	7,384	3,380	1,517
Impairment loss on assets held for sale	619	—	90
Impairment of intangible assets	6,714	—	—
Deferred tax expense/(benefit)	(3,081)	(1,644)	6,282
Noncash lease expense	1,058	—	—
Change in fair value of contingent consideration	—	—	(16,400)
Loss on extinguishment of debt	—	132	—
Changes in operating assets and liabilities:
Accounts receivable	321	(16,917)	190
Inventory	(9,333)	(43,501)	4,978
Prepaid expenses, net supplier advances, and other assets	(3,592)	2,725	(16,426)
Accounts payable, accrued expenses, and other long-term liabilities	(16,776)	20,503	12,708
Net cash provided by (used in) operating activities	(10,935)	(16,166)	33,323
Cash flows from investing activities:
Cash paid for property and equipment	(982)	(557)	(392)
Proceeds from sale of property and equipment	—	—	17
Net cash used in investing activities	(982)	(557)	(375)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	30,356	—
Proceeds from exercise of stock options/warrants	3,062	177	885
Proceeds from settlement of loan to stockholder	—	17,700	—
Borrowings on credit facility	22,000	—	25,000
Repayments of borrowings on credit facility	(22,000)	(25,000)	—
Proceeds from the term loan	—	30,000	—
Repayments of the term loan	—	(30,000)	—
Cash received (paid) on notes payable	(28)	21	(16,895)
Cash paid to acquire treasury stock	—	(50,003)	(6,940)
Cash paid to acquire portion of non-controlling interest	—	(54)	—
Net cash (used in) provided by financing activities	3,034	(26,803)	2,050
Effects of exchange rate changes on cash and cash equivalents	(178)	35	443
Net (decrease) increase in cash and cash equivalents	(9,061)	(43,491)	35,441
Cash and cash equivalents at beginning of the period	28,690	72,181	36,740
Cash and cash equivalents at end of the period	$19,629	28,690	72,181
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,624	2,440	9,718
Cash paid for interest	$217	349	812
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal years 2012 and 2015, one North American subsidiary established in 2015, as well as majority ownership in All Market Europe, Ltd. ("AME") in the United Kingdom until the Company reacquired the minority stockholders' shares and became wholly-owned as of December 31, 2021. The noncontrolling interest in AME represented minority stockholders’ proportionate share of the equity in AME. The noncontrolling interest is presented in the equity section of the Company’s consolidated balance sheets.

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
Initial Public Offering (“IPO”)

The Company’s registration statement on Form S-1, as amended, was declared effective by the SEC on October 20, 2021 related to the IPO of its common stock in the prospectus dated October 20, 2021, filed with the SEC in accordance with Rule 424(b)(4) of the Securities Act on October 22, 2021 (the “Prospectus”). On October 21, 2021, the Company’s shares began trading on the NASDAQ under the ticker symbol “COCO”. On October 25, 2021, we completed our IPO by issuing 2,500,000 shares of our common stock, $0.01 par value per share, at a price to the public of $15 per share, resulting in net proceeds to us of approximately $30,000, after deducting the underwriting discount and commissions of approximately $2,000 and offering expenses of approximately $5,000. Additionally, certain selling stockholders sold an aggregate of 9,000,000 shares. The Company did not receive any proceeds from the sale of these shares by certain selling stockholders. On October 27, 2021, the Company used the net proceeds from the IPO to repay the outstanding balance on the 2021 Term Loan. See Note 10 for additional information on the repayment of the 2021 Term Loan.

Concurrent with the IPO, various agreements were amended or newly effective, which are further described in our Prospectus, which include:
•The Registration Rights agreement;
•The Investor Rights agreement;

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

•Amendments to the employment agreements for the Executive Chairman, Mike Kirban and CEO, Martin Roper;
•Adoption of the new 2021 Stock Incentive Award Plan and new grants of awards to employees and directors; and
•Adoption of a new 2021 Employee Stock Purchase Plan.
Impact of the COVID-19 Pandemic and Current Geopolitical Instability
Disruptions in the worldwide economy may affect our business, and the macroeconomic environment continues to be affected by the COVID-19 pandemic and the current geopolitical instability (including the effects of the conflict between Ukraine and Russia). As a result, the Company has seen significant cost inflation to domestic and international shipping costs and some inflationary pressures on other cost elements; only some of which have been covered by pricing actions to date. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the ongoing economic and geopolitical instability on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to COVID-19 or the ongoing geopolitical instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts. The Company has also seen greater volatility on foreign exchange rates. A strong dollar generally benefits the Company's supply chain activities while negatively impacting our reported international revenues.

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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

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
Shipping and Handling Costs
Shipping and handling costs related to the sale of inventory represent outbound distribution costs, and are included in cost of goods sold in the consolidated statement of operations. Shipping and handling costs were $13,387, $9,331 and $7,353 for the years ended December 31, 2022, 2021, and 2020, respectively.
Advertising Expenses
Advertising expenses are charged to expense in the period they are incurred and are recorded in selling, general and administrative expenses. Advertising expenses were $14,404, $13,755, and $12,862 for the years ended December 31, 2022, 2021 and 2020, respectively.
Research and Development
Research and development costs are charged to expense in the period incurred and are recorded in selling, general and administrative expenses. Research and development expenses were $541, $477, and $313 for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718") for awards issued under the 2014 Stock Option and Restricted Stock Plan and the 2021 Stock Incentive Award Plan.
The Company measures all awards based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period of each stock award grant, which is generally the vesting period of the respective award by using the accelerated attribution method. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods. The Company issues stock-based awards with service-based and performance-based and market-based vesting conditions. The Company recognizes expense for performance-based awards when it becomes probable that such awards will be earned over a requisite service period.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

The Company defers the recognition of compensation expense for the stock awards that vest upon qualifying liquidity events until the qualifying events are probable of occurrence. Stock awards are equity-classified, as they do not contain a cash settlement option or other features requiring them to be liability-classified.
The Company uses the Black-Scholes option-pricing model to determine the fair value of stock awards with service-based vesting conditions and performance-based vesting conditions. For stock awards with performance-based and market-based vesting conditions, the Company uses the Barrier option valuation model to determine the fair value.
The Company has classified most of its stock-based compensation expense in its consolidated statements of operations in selling, general, and administrative expenses, reflecting the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. There are restricted stock units previously granted to entities affiliated with a major customer, which was recognized as a stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue. See Note 14, Stockholders' Equity for further information.
Income Taxes
The Company accounts for income taxes under ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Interest and penalties related to unrecognized tax positions are included in income tax expense in the consolidated statement of operations and comprehensive income and accrued expenses in the consolidated balance sheets. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Net Income per Common Share
In accordance with ASC Topic 260 Earnings Per Share ("ASC 260"), net income per common share, on a basic and diluted basis, is presented for all periods, calculated using the treasury stock method. Basic net income per share is computed by dividing net income by the weighted average number of common shares and service warrants outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. The calculation of common equivalent shares assumes the exercise of dilutive in-the-money stock options, net of assumed treasury share repurchases at average market prices, as applicable.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. If an in-process equity financing is abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As a result of the completion of the IPO on October 25, 2021 as described in Note 1, deferred offering costs recorded during the period were netted against the proceeds of the offering and reflected as a component of additional paid-in-capital in the quarter ended December 31, 2021. As of December 31, 2022 and 2021, the Company had no deferred offering costs in the consolidated balance sheets.
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
Acquisitions
The Company evaluates each of its acquisitions under the accounting framework in Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the consolidated financial statements from the date of the acquisition. The Company allocated the purchase price, including the fair value of any non-cash and contingent consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
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
The Company performs valuations of assets acquired, liabilities assumed, and contingent consideration and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired, liabilities assumed, and contingent consideration requires the use of significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, the probability of the achievement of specified milestones, and selection of comparable companies. The Company engages the assistance of

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired, liabilities assumed, and contingent consideration in a business combination.
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
Goodwill
Goodwill represents the excess of the purchase price paid in excess of the fair value of net identifiable tangible and intangible assets acquired in a business combination and is measured in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350"). Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis on December 31, or more frequently if the Company believes indicators of impairment exist.
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
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in the Company’s industry, and require to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. It is the Company’s policy to conduct impairment testing based on its most current business plans, projected future revenues and cash flows, which reflect changes anticipated in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2022, 2021 and 2020, there were no impairments recorded.
Supplier Advances
The Company issues advances to certain manufacturers with interest at rates between 0% and 4% with terms extending to February 2028. These advances are assessed for collectability and an allowance for credit losses is recognized when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. There was no allowance recorded as of December 31, 2022 and December 31, 2021.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

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
Derivative Instruments
The Company periodically enters into forward foreign currency exchange contracts to hedge its foreign currency exposure. The fair value of these contracts is recorded in the consolidated balance sheets with a corresponding adjustment to the consolidated statements of operations for the change in fair value of the derivative instruments, as the contracts have not been designated as a hedge instrument. Refer to Note 12, Derivative Instruments, for more information.
Segment Information
The Company operates as two operating and reportable segments: (i) Americas segment, which is comprised of the Company’s operations in the Americas region, primarily in the U.S. and Canada, and (ii) International segment, which is comprised of the Company’s operations primarily in Europe, Middle East, Africa and the Asia Pacific regions.
The Company’s Chief Executive Officer, as the chief operating decision maker (CODM), manages and allocates resources between the Americas and International segments. Consistent with this decision-making process, the CEO uses financial information disaggregated between the Americas and International segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CEO evaluates segment business performance based primarily on net sales and gross profit.
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
Substantially, all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchase from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers represented 54%, 53%, and 54% of total net sales during the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the two customers also accounted for 39% and 37% of total accounts receivable as of December 31, 2022 and 2021, respectively. The Company has not experienced credit issues with these customers.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update is associated with customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs should be capitalized as an asset and which costs should be expensed and

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

states that any capitalized implementation costs should be expensed over the term of the hosting arrangement. The guidance is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company adopted the guidance in this amendment using a prospective approach effective January 1, 2021 for the fiscal year ended December 31, 2021. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), (“ASU 2019-12”) that simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating incomes taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires disclosure about certain government assistance they receive. ASU 2021-10 is effective for all entities for annual periods beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company adopted this standard for all prospective acquisitions after the effective date.
In February 2016, the FASB issued ASC 842, ASU 2016-02, Leases (Topic 842), which was amended by subsequent Accounting Standard Updates ("ASUs"), to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset (“ROU asset”) and lease liability being reported on the balance sheet for leases with a lease term greater than twelve months. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain entities, which deferred the effective date of ASU 2016-02 for certain entities. ASC 842 is effective for the Company, as an Emerging Growth Company (“EGC”), for annual reporting periods beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2022 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, where the adoption date represents the initial date of application. As part of its adoption, the Company elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company elected the practical expedient that permits the exclusion of leases considered to be short-term. Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of ASC 842 guidance, whereas comparative periods and the respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company recognized right-of-use assets and lease liabilities of $1,866 and $2,097, respectively, on the Company’s consolidated balance sheet as of January 1, 2022. The difference of $231 between the operating lease right-of-use assets and operating lease liabilities represents reclassification of deferred rent liability from other liabilities to operating lease right-to-use assets at the adoption date. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations, or consolidated statements of cash flows.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years, for nonpublic entities. Early adoption is permitted. This standard will be effective for the Company in the first quarter of its fiscal year ending December 31, 2023. The Company is assessing the impact of adoption on the consolidated financial statements, but does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
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
Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	December 31, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$275,964	$38,570	$314,534
Private Label	88,173	12,855	101,029
Other	9,485	2,740	12,224
Total	$373,622	$54,165	$427,787

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
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
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net was $43,350 and $47,195 as of December 31, 2022 and 2021, respectively. The Company recorded an allowance for doubtful accounts of $2,898 and $1,301 as of December 31, 2022 and 2021, respectively.
Changes in the allowance for doubtful accounts for the periods presented were as follows:

Balance at January 1, 2021	$1,211
Provision charged to operating results	76
Account write-offs and other deductions, net of recoveries	14
Balance as of December 31, 2021	$1,301
Provision charged to operating results	2,641
Account write-offs and other deductions, net of recoveries	(1,044)
Balance as of December 31, 2022	$2,898
5. INVENTORY
Inventory consists of the following:

	December 31,
	2022	2021
Raw materials and packaging	$5,771	$4,868
Finished goods	78,344	70,492
Inventory	$84,115	$75,360
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

	December 31,
	2022	2021
Tax receivables	$527	$2,946
Contract assets	10,337	2,627
VAT receivables	1,054	1,436
Supplier prepaid	4,018	6,182
Prepaid insurance	1,701	2,530
Other prepaid expenses	2,254	2,614
Other receivables	2,290	2,383
	$22,181	$20,718
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2022	2021
Equipment and computer software and hardware	$5,137	$4,604
Leasehold improvement	339	503
Vehicles	784	820
Land and improvements	—	506
Furniture and fixtures	401	321
Total Property Plant & Equipment	6,661	6,754
Less accumulated depreciation and amortization	(4,585)	(4,281)
Property and equipment-net	$2,076	$2,473
Depreciation expense related to property and equipment, net for the years ended December 31, 2022, 2021 and 2020 was $681, $849 and $905, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and Intangible Assets, net consist of the following:

	December 31,
	2022	2021
Goodwill	$7,791	$7,791

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets, net
Trade names	$6,200	$(2,807)	$(3,393)	$—	$6,200	$(2,187)	$4,013
Distributor relationships	6,000	(2,717)	(3,283)	$—	6,000	(2,117)	3,883
Other	38	—	(38)	$—	38	—	38
Total Intangible assets subject to amortization & impairment	$12,238	$(5,524)	$(6,714)	$—	12,238	$(4,304)	$7,934

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

Annual Goodwill Impairment Testing
All of the Company’s goodwill is associated with the acquisition of Runa, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. In assessing whether goodwill was impaired in connection with its annual impairment testing performed at December 31, 2020, the Company elected to bypass the qualitative assessment and, performed a quantitative assessment in accordance with ASC 350. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the quantitative analysis. In December 31, 2022, the Company performed the qualitative assessment only, which did not indicate that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, resulting in no further quantitative testing. Based on the results of the annual impairment test, the Company concluded that no impairment to goodwill existed as of December 31, 2022, 2021 and 2020.
Intangible Assets, net
The intangible assets, net associated with the acquisition of Runa was $0 and $7,934 as of December 31, 2022 and 2021, respectively.
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
During 2022, the Company identified facts and circumstances indicating the carrying value of the intangible assets associated with Runa, including the trade names and distributor relationships, may not be recoverable, resulting in the determination that a triggering event had occurred. Based on step 1, the Company determined that the Runa intangible assets were not recoverable based on a test of recoverability using expected undiscounted future cash flows for the Runa brand in the Americas. For both trade names and distributor relationships, the Company applied step 2, by determining the fair value of these intangible assets, which concluded that the fair value was significantly below the carrying amount. Accordingly, the Company recorded an impairment charge of $6,714 for the year ended December 31, 2022, which is recorded in selling, general and administrative expense on the Company’s consolidated statements of operations.
Amortization expense of $1,220 for the years ended December 31, 2022, 2021 and 2020 were included in selling, general and administrative expenses on the consolidated statements of operations.
As of December 31, 2022, all amortizable intangible assets were impaired and no future amortization expense will be recognized in the Company's consolidated statements of operations.
9. ACCRUED EXPENSES
Accrued expenses consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

	December 31,
	2022	2021
Accrued promotions and marketing	$18,624	$19,455
Payroll and benefits related expenses	3,814	10,258
Shipping and handling costs	8,854	4,175
Accrued trade payable	1,613	1,647
Current operating lease liabilities	734	—
VAT payable	1,599	2,276
Income tax payable	834	2,138
Accrued professional fees	350	628
Other accrued expenses	1,920	1,822
	$38,342	$42,399
10. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of December 31, 2022 and 2021:

	December 31,
	2022	2021
2020 Credit facility	$—	$—
Notes payable
Vehicle loans	48	76
	$48	$76
Current	$23	$28
Non-current	$25	$48
2020 Credit Facility
In May 2020, the Company entered into the five-year credit facility, the 2020 Credit Facility with Wells Fargo consisting of a revolving line of credit. The 2020 Credit Facility was further amended in May 2021 and October 2021, and currently provides for committed borrowings of $60 million. Borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) LIBOR or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%), as selected periodically by the Company. The LIBOR-based loans bear interest at LIBOR plus a spread ranging from 1.00% to 1.75% per annum, with the spread in each case being based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.05% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
In December 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to LIBOR to the SOFR. The borrowings made after the amendment bear interest at rates based on either 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus the same spread discussed above or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the same spread discussed. The spread and the commitment fees did not change as a result of this amendment.
As of December 31, 2022 and December 31, 2021, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $255 and $51, respectively, for the year ended December 31, 2022. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $176 and $39, respectively, for the year ended December 31, 2021.The effective interest rate was 2.53% and 0.97%, respectively, as of December 31, 2022 and 2021.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of December 31, 2022, the Company was compliant with all financial covenants.
2021 Term Loan
In May 2021, the Company entered into the 2021 Term Loan pursuant to the terms of the credit agreement entered into in connection with the 2020 Credit Facility. The 2021 Term Loan provided the Company with borrowings up to $30,000. The Company incurred interest on the 2021 Term Loan at the same rate as the 2020 Credit Facility. The Company was required to repay the principal on the 2021 Term Loan in quarterly installments commencing on October 1, 2021 through the maturity date of May 21, 2026.
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

Prior to entering into the 2021 Term Loan, the Company held two other Term Loans, which were paid off in connection with entering into the 2020 Credit Facility in May 2020:
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

Interest expense related to the 2021, 2017, and 2016 Term Loans amounted to $141 and $188 for the years ended December 31, 2021 and 2020, respectively.
Vehicle Loans

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

The Company periodically enters into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The Company is required to make principal payments of $2 on a monthly basis.
Aggregate principal payments on the notes payable for the next five years are as follows:

2023	$22
2024	13
2025	10
2026	3
Total notes payable	$48
11. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation in the ordinary course of business. The Company intends to vigorously defend itself in such matters and management, based upon the advice of legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the consolidated financial statements. For the cases for which management believes that it is more likely than not that it will lose the case, a provision for legal settlements has been recorded. As of December 31, 2022 and 2021, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales			Accounts receivable
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Customer A	30%	30%	35%	16%	18%
Customer B	24%	23%	19%	23%	19%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Year Ended December 31,
	2022	2021
Supplier A	17%	21%
Supplier B	13%	13%
12. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sale transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of December 31, 2022 and December 31, 2021, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
The Company is subject to the following currency risks:
Inventory purchases from Brazilian and Malaysian manufacturers—In order to mitigate the currency risk on inventory purchases from its Brazilian and Malaysian manufacturers, which are settled in Brazilian Real ("BRL") and Thai Bhatt ("THB"), the AMS subsidiary enters into a series of forward currency swaps to buy BRL and THB.
Intercompany transactions between AME and AMS—In order to mitigate the currency risk on intercompany transactions between AME and AMS, AMS enters into foreign currency swaps to sell GBP.
Commercial transactions with Canadian customer and vendors—In order to mitigate the currency risk on transactions with Canadian customer and vendors, the Company enters into foreign currency swaps to sell Canadian Dollars ("CAD").
The notional amount and fair value of all outstanding derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$23,702	$1,104	Derivative assets
Receive BRL/sell USD	46,301	2,314	Derivative assets
Receive USD/pay CAD	$4,819	$188	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	$604	$(7)	Derivative liabilities
Receive THB/sell USD	21,990	(64)	Derivative liabilities

December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$22,323	$125	Derivative assets
Receive MYR/sell USD	$392	$1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$43,174	$(2,389)	Derivative liabilities
Receive USD/pay CAD	4,731	(57)	Derivative liabilities
Receive THB/sell USD	18,488	(751)	Derivative liabilities

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

The amount of realized and unrealized gains and losses and consolidated statements of operations and comprehensive income location of the derivative instruments as of December 31, 2022 and 2021 are as follows:

	2022	2021	2020
Unrealized gain (loss) on derivative instruments	$6,606	$2,093	$(4,718)
Location	Unrealized gain on derivative instruments	Unrealized gain on derivative instruments	Unrealized (loss) on derivative instruments
Foreign currency gain (loss)	$2,682	$(5,679)	$6,765
Location	Foreign currency gain	Foreign currency (loss)	Foreign currency gain
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at December 31, 2022 and 2021, is as follows:

	Level 1	Level 2 Forward Currency Swaps/Contracts	Level 3 Contingent consideration liability	Total
2022	$—	$3,535	$—	$3,535
2021	$—	$(3,071)	$—	$(3,071)
In connection with the Company’s acquisition of the entity currently known as AMI Runa USA LLC ("Runa") , the Company was obligated to pay contingent payments to Runa’s former shareholders only if a certain growth rate is

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

achieved. Assuming the revenue growth is achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. Per the acquisition agreement, the contingent payment cannot exceed $51,500. If a certain revenue growth rate is not achieved during the remeasurement period, the Company is not required to pay any contingent payment. The term of the remeasurement period under the agreement ended in December 2022.
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

The contingent consideration liability related to the acquisition of Runa was considered a Level 3 liability, as the fair value was determined based on significant inputs not observable in the market, and recorded within other long-term liabilities in the accompanying consolidated balance sheets. The Company estimated the fair value of the contingent consideration liability based on a probability-weighted present value of various future cash payment outcomes using a Monte Carlo simulation. The technique considered the following unobservable inputs as of each valuation date:
•The probability and timing of achieving the specified milestones,
•Revenue performance expectations, and
•Market-based discount rates.
Based on updated revenue performance expectations during the earn-out period for Runa, the Company remeasured the contingent consideration to zero at December 31, 2021 and at December 31, 2022.
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
14. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s board of directors.
As of December 31, 2022 and 2021, the Company held 6,206,200 shares in treasury stock and had 2,898,930 and 3,434,312 shares, respectively, of common stock reserved for future issuance upon the conversion of outstanding warrants and stock options. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.

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
Warrants—All service warrants were exercised and exit warrants were expired as of December 31, 2021. As such, there was no warrant activity for the year ended December 31, 2022.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

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
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO discussed in Note 1. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the 2014 Plan. The maximum number of shares of our common stock available for issuance under the 2021 Plan is equal to the sum of (i) 3,431,312 shares of our common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options, or ISOs. The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, other incentive awards, SARs, and cash awards. Currently, stock options, restricted stock, and RSU's were granted under 2021 Plan. As of December 31, 2022, there were 2,898,930 shares of common stock reserved for future issuance pursuant to the 2021 Plan.
The Company recognized stock-based compensation expense of $6,134, $3,103 and $1,517 for the years ended December 31, 2022, 2021 and 2020, respectively in selling, general, and administrative expenses. The Company also recognized a reduction of revenue of $1,250 and $277 for the years ended December 31, 2022 and 2021 related to stock-based compensation awards granted to entities affiliated with a major customer that was accounted for as a stock-based sales incentive. The total impact to additional paid-in capital related to stock-based compensation arrangements in 2022 and 2021 were $7,384 and $3,380, respectively.
Stock Option Awards with Service-based Vesting Conditions
Most stock option awards granted under the 2014 and 2021 Plans vest based on the continuous service. The stock options awarded to the employees have different vesting schedules as specified in each grant agreement. Generally, the majority of the outstanding stock options vest 50% over the two years and 50% vest over the four years. The following table summarizes the service-based stock option activity during the year ended December 31, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2021	4,117,671	$10.34
Granted	128,940	15.36
Exercised	370,940	8.36
Forfeited	161,697	11.27
Outstanding—December 31, 2022	3,713,974	$11.00	7.0	$10,062
Exercisable—December 31, 2022	2,129,042	$10.29	6.7	$7,522
The weighted average grant-date fair value of the service-based stock option awards granted during the years ended December 31, 2022 and 2021 was $6.98 per option and $5.62 per option, respectively. The aggregate intrinsic value of service-based stock options exercised was $2,026 and $66 for the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

In December 2019, the board of directors of the Company approved a one-time repricing of 1,877,785 outstanding service-based stock options for 53 grantees. In addition, the Company extended the expiration date of the modified stock options with the contractual term being 10 years from the date of the modification, while all other modified option terms remained the same.
The fair value of the service-based stock options granted in 2022 and 2021 pursuant to the Stock Option Plan as well as the fair value of the modified in 2019 stock options was estimated on a grant or on a modification date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2022	2021
Weighted average expected term	7.00 years	6.3 years
Weighted average expected volatility	39%	39%
Weighted average risk-free interest rate	2.86%	1.19%
Weighted average expected dividend yield	0%	0%

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
Fair Value of Common Stock— For stock awards granted subsequent to the IPO, the fair value of the common stock assumed for the grant date fair value of the awards will be based on the closing price of our common stock as reported on the day of grant. Prior to the IPO in October 2021, because there has been no public market for the Company’s common stock, the board of directors has determined the estimated fair value of the common stock at the time of grant of options by considering valuations performed by an independent third-party valuation specialist, which considers a number of objective and subjective factors including valuations of comparable companies, operating and financial performance, the lack of liquidity of capital stock, the likelihood of achieving an initial public offering and general and industry specific economic outlook. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The third-party common stock valuations were prepared using a combination of the income approach and market approach.
As of December 31, 2022, there was $4,425 of total unrecognized compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average service period of 2.2 Years.
Stock Option Awards with Performance and Market-based Vesting Conditions
During the year ended December 31, 2021, the Company awarded options for the purchase 262,990 shares of common stock of the Company containing a performance-based vesting condition, subject to achievement of various performance goals by the end of 2027, including revenue and gross margin targets. In addition, during the year ended December 31, 2021, the Company awarded options to purchase 68,250 shares of common stock of the Company containing

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

performance and market vesting conditions, such as option vesting upon occurrence of an initial public offering or other qualifying liquidity event and upon achieving predetermined equity value of the Company at a time of the initial public offering or other qualifying liquidity event.
During the year ended December 31, 2022, certain awards that contained a performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.
The following table summarizes the stock option activity during the year ended December 31, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2021	778,960	$10.33
Granted	38,675	10.18
Exercised	—	—
Forfeited	9,100	10.18
Outstanding—December 31, 2022	808,535	$10.32	6.9	$2,658
None of the stock options included in the table above are exercisable at December 31, 2022.
The fair value of the awards with performance-based vesting condition was estimated using the Black-Scholes option-pricing model used for the Company’s service-based stock options and assumed that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The grant-date fair value of the stock options with performance-based vesting condition granted during the years ended December 31, 2021 and 2020 was $4.38 per option and $4.56 per option, respectively. The Company has not granted any performance based options for the year ended December 31, 2022 other than the modified awards noted above.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

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
As of December 31, 2022, total unrecognized compensation cost related to the unvested stock option awards containing performance and market vesting conditions was $1,606, which is expected to be recognized over the period of approximately 4.22 years.
As of December 31, 2021, the unrecognized stock-based compensation cost related to the stock options for which performance-based vesting conditions are probable of being achieved was $403, which is expected to be recognized over the period of approximately 3.18 years. As of December 31, 2021, total unrecognized compensation cost related to the unvested stock option awards containing performance and market vesting conditions was $1,599, which will be recognized when attainment of the performance and market vesting conditions becomes probable.
Restricted Stock and Restricted Stock Unit Awards ("RSUs")
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. Currently, there is no restricted stock or RSUs that contain any performance or market conditions. The RSUs awarded to the employees have different vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vested in full on the earlier of (i) the day immediately preceding the date of the first Annual Meeting following the date of grant and (ii) the first anniversary of the date of grant. The following table summarizes the restricted stock and RSU activity for the year ended December 31, 2022:

	Number of Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2021	454,881	$15.00
Granted	342,637	$12.97
Vested	89,728	$15.00
Forfeited/Cancelled	41,613	$13.12
Non-vested - December 31, 2022	666,177	$14.08

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

The aggregate grant date fair value of RSUs granted during 2022 and 2021 was $4,445 and $3,837, respectively. At December 31, 2022, there was $5,035 of unrecognized stock compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.7 years. At December 31, 2021, there was $3,261 of unrecognized stock compensation expense related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
15. Income Taxes
The domestic and foreign components of the Company’s income before income taxes are as follows:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2022	2021	2020
Domestic	$5,634	$15,085	$33,412
Foreign	5,207	9,144	10,188
Income before income taxes	$10,841	$24,229	$43,600
The income tax expense for the years ended December 31, 2022, 2021, and 2020 consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$3,654	$3,343	$1,871
State and local	1,477	1,076	886
Foreign	965	2,435	1,874
	6,096	6,854	4,631
Deferred
Federal	$(2,940)	$(304)	$4,884
State and local	(839)	(29)	1,403
Foreign	710	(1,284)	(5)
	(3,069)	(1,617)	6,282
Total	$3,027	$5,237	$10,913

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	2022	2021	2020
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes. net of U.S. federal income tax benefit	4.7%	3.6%	4.7%
Global intangible low-taxed income	—%	1.8%	2.7%
Stock compensation	(3.9%)	—%	—%
Officer's compensation limitation	4.4%	—%	—%
Tax attribute expiration	—%	—%	1.5%
Permanent differences	0.3%	0.4%	(0.1%)
Foreign rate differential	(2.9%)	(1.8%)	(0.4%)
Foreign derived intangible income	(3.6%)	(1.9%)	(0.8%)
Valuation allowance	5.4%	(3.2%)	(1.2%)
Return to provision	—%	(0.1%)	0.3%
Tax credits	(0.6%)	(1.8%)	(2.7%)
IPO costs	—%	2.1%	—%
Other	3.1%	1.5%	—%
Provision for income taxes	27.9%	21.6%	25.0%
Deferred tax assets and liabilities at December 31, 2022 and 2021, consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

	2022	2021
Deferred Tax Assets:
Inventory reserves	$878	$562
Reserves and accruals	1,330	868
Stock based compensation	3,728	2,632
Net operating loss carryforwards	4,834	5,454
Charitable contributions carryforward	—	356
Lease liability	673	—
Subtotal	11,443	9,872
Valuation allowance	(4,586)	(4,267)
Total deferred tax assets	6,857	5,605
Deferred Tax Liabilities:
Prepaid insurance	(397)	(615)
Intangibles	(1,464)	(3,453)
Right-of-use assets	(646)	—
Fixed assets	(84)	(183)
Other—Net	(10)	(89)
Total deferred tax liabilities	(2,601)	(4,340)
Net deferred tax assets (liability)	$4,256	$1,265
A valuation allowance of $4,586 and $4,267 was recorded against the non-US deferred tax asset balance as of December 31, 2022 and 2021, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2022 and 2021, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the US deferred taxes are realizable. A valuation allowance has been established against the net operating loss carryforwards which has been generated by our foreign jurisdictions.
As of December 31, 2022 and 2021, the Company had no US state and federal net operating loss carryforwards. As of December 31, 2022 and 2021, the Company had net operating loss carryforwards related to foreign operations of $22,987 and $24,920, respectively. These net operating loss carryforwards have various lives ranging from 10 years to indefinite carryforward periods.
A reconciliation of the beginning and ending amount of income tax uncertainties is as follows;

2022
Beginning balance as of January 1, 2022	$—
Additions based on tax positions related to prior years	144
Additions based on tax positions related to current year	—
Ending balance as of December 31, 2022	$144
As of December 31, 2022 and 2021, there were $144 and $0 liabilities for income tax uncertainties recorded in the Company’s consolidated balance sheets. The Company recognized interest and penalties related to income tax uncertainties of $50 and $0 in its consolidated balance sheets or consolidated statements of operations for years ended December 31, 2022 and 2021, respectively. The Company is subject to income tax examinations by the IRS and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

As of December 31, 2022 and 2021, income taxes on undistributed earnings of the Company’s foreign subsidiaries have not been provided for as the Company plans to indefinitely reinvest these amounts. The cumulative undistributed foreign earnings were not material as of December 31, 2022 and 2021.
During the second quarter of 2021, the Finance Act 2021 (the Finance Act) was enacted in the United Kingdom. The Finance Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and is offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.
16. Earnings Per Share
Basic and diluted earnings per share is calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to The Vita Coco Company, Inc.	$7,814	$19,015	$32,660
Denominator:
Weighted-average number of common shares used in earnings per share—basic	55,732,619	53,689,910	58,501,170
Effect of conversion of stock options and RSU's	391,042	496,211	109,655
Weighted-average number of common shares used in earnings per share—diluted	56,123,661	54,186,121	58,610,825
Earnings per share—basic	$0.14	$0.35	$0.56
Earnings per share—diluted	$0.14	$0.35	$0.56
The vested service warrants are exercisable for little consideration and all necessary conditions have been satisfied as of December 31, 2021. Accordingly, the calculation of weighted average common shares outstanding includes vested service warrants, exercisable for a value of $0.000022.
All exit warrants expired as of December 31, 2021. Before expiration, for the year ended December 31, 2021, the exit warrants, which expired upon a liquidity event and only vest when proceeds from a liquidity event provide an annual internal rate of return of less than 30%, were not considered in the basic and diluted earnings per share, as the contingency of a liquidity event had not occurred.
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021	2020
Options to purchase common stock	1,880,904	1,288,350	3,719,625
17. Employee Benefit Plan
Employees of the Company may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company matches contributions up to 3% of each employee’s earnings, which vest over 2 years. Matching contributions were $592, $475 and $372 for the years ended December 31, 2022, 2021 and 2020, respectively.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

18. Segment Reporting
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of US and Canada and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever & Ever) and protein infused water (PWR LIFT) are marketed only in the Americas segment.
•International—The International segment is comprised primarily of Europe, Middle East, Africa and Asia Pacific, which includes the Company’s procurement arm, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products.
The Company’s CEO is the chief operating decision maker and evaluates segment performance primarily based on net sales and gross profit. All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of and for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31, 2022
	Americas	International	Consolidated
Net sales	$373,622	$54,165	$427,787
Gross profit	95,492	7,869	103,361
Total segment assets	156,588	41,169	197,757

	December 31, 2021
	Americas	International	Consolidated
Net sales	$323,891	$55,622	$379,513
Gross profit	101,864	11,284	113,148
Total segment assets	141,973	55,511	197,484

	December 31, 2020
	Americas	International	Consolidated
Net sales	$262,899	$47,745	$310,644
Gross profit	90,256	14,602	104,858
Total segment assets	139,452	44,409	183,861

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
Reconciliation	2022	2021	2020
Total gross profit	$103,361	$113,148	$104,858
Less:
Selling, general and administrative expenses	100,306	88,559	74,401
Change in fair value of contingent consideration	—	—	(16,400)
Income from operations	3,055	24,589	46,857
Less:
Unrealized (gain) loss on derivative instruments	(6,606)	(2,093)	4,718
Foreign currency (gain) loss	(1,387)	2,088	(1,848)
Loss on extinguishment of debt	—	132	—
Interest income	(51)	(127)	(404)
Interest expense	258	360	791
Income before income taxes	10,841	24,229	43,600

Geographic Data:
The following table provides information related to the Company’s net revenues by country, which is presented on the basis of the location that revenue from customers is recorded:

Year Ended December 31,	2022	2021	2020
United States	$352,731	$323,891	$262,899
All other countries (1)	75,056	55,622	47,745
Net sales	$427,787	$379,513	$310,644

(1)No individual country is greater than 10% of total net sales for the years ended December 31, 2022, 2021 and 2020.
The following table provides information related to the Company’s property and equipment, net by country:

Year Ended December 31,	2022	2021
United States	$683	$890
Ecuador	503	870
Singapore	1,288	536
All other countries (1)	105	177
Property and equipment, net	$2,579	$2,473

(1)No individual country is greater than 10% of total property and equipment, net as of December 31, 2022 and 2021.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

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
Director Nominee Agreements - On May 24, 2022, two members of the board of directors appointed as nominees under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash compensation earned in connection with their board of director services to Verlinvest Beverages SA. Based on the aforementioned nominee agreements, RSUs granted to these two directors will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors. As of December 31, 2022, there is only one active member of the board of directors that is subject to this nominee agreement.
Loan to Employee—On September 18, 2019 the Company extended a five year promissory note of $17,700 to its newly appointed President, in order for him to buy 1,739,010 shares of The Vita Coco Company, Inc.’s common stock in conjunction with his employment agreement. The interest on the note accrued annually at a rate of 1.78% with principal balance due at maturity. The purchase of the Company's shares occurred simultaneously with the commencement of the loan, as a result no funds were actually disbursed by the Company. The purchased shares were pledged as collateral to the loan until full repayment of the principal balance. On May 18, 2020, the Company amended the interest rate on the note to 0.58%.
On September 16, 2021, Martin Roper, the CEO of the Company, repaid the outstanding principal balance and accrued interest in full satisfaction of the promissory note.
Distribution Agreement with Shareholder – On October 1, 2019 the Company entered into a distribution agreement with one of its stockholders, which currently extends through December 31, 2022. The distribution agreement grants the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $6,375, $6,247, and $5,294 for the years ended December 31, 2022, 2021 and 2020, respectively. The amounts due from the stockholder in Accounts Receivable, net were $753 and $600 as of December 31, 2022 and 2021, respectively. Amounts payable to the stockholder in Accounts payable were $38 and $71 as of December 31, 2022 and 2021 respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $234, $215 and $132 for the years ended December 31, 2022, 2021 and 2020, respectively, in selling, general, and administrative expense for this service agreement.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

20. Asset held for sale
The asset group held for sale consists of a farm in Ecuador which was the source of Guayusa leaves for our Runa products. Since the Company is able to source Guayusa through alternative means to produce the Runa products, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in selling, general and administrative expenses. The remaining carrying amount is listed below. These assets held for sale do not qualify for discontinued operations reporting.

Asset held for sale	Amount
Land	$503

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

21. Leases
In January 2016, the Company entered into an operating lease for office space in New York, New York, which was set to expire in January 2023. In June 2022, the Company extended its lease agreement for the New York office to April 30, 2025 and remeasured the lease liability and right-of-use asset as of June 30, 2022. The Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease.
The Company also maintains additional leases for office space and equipment in London and Singapore, which are operating leases. On March 31, 2022, the Company renewed the lease for the Singapore office, extending it through June 30, 2025, which is reflected in the lease term.
As of December 31, 2022, the Company did not have any additional operating leases that have not yet commenced with future undiscounted lease payments.
The components of lease cost, which are included within operating expenses in the accompanying consolidated statements of operations, are summarized in the following table (in thousands). Any variable lease costs are immaterial.

Year Ended December 31, 2022
Operating lease cost	$1,124

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of December 31, 2022

Noncurrent assets:
Operating lease right-of-use assets	Right-of-use assets	$2,679

Current liabilities:
Current portion of operating lease liabilities	Accrued expenses	$734

Noncurrent liabilities:
Non-current portion of operating lease liabilities	Other long-term Liabilities	$2,052

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of December 31, 2022 :

As of December 31, 2022
Weighted-average remaining lease terms	2.4 years
Weighted average discount rate	1.5%

The following table summarizes supplemental cash flow information for the Company’s operating leases:

As of December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,197

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022:

Year ending December 31,	Maturity of Lease Payments
2023	$1,218
2024	1,218
2025	437
2026	—
Thereafter	—
Total lease payments	$2,873
Less: imputed interest	(87)
Total lease liabilities	$2,786

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
$1,516

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Amounts in thousands, except for share and per share data)

22. Subsequent Events

On March 7, 2023, the Company announced that the board of directors of the Company approved the appointment of Corey Baker as the Company’s Chief Financial Officer. Mr. Baker joins the Company as Executive Vice President of Finance, and he will succeed to the position of Chief Financial Officer and assume the designation of Principal Financial Officer immediately following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC. Mr. Baker will succeed Rowena Ricalde, who has served as the Company’s Interim Chief Financial Officer since September 2022. Ms. Ricalde will be appointed Chief Accounting Officer and continue as the Principal Accounting Officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included under the headings “Election of Directors," "Executive Officers," “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Other
The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
See the listing of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of The Vita Coco Company, Inc.	8-K	001- 40950	3.1	10/25/21
3.2	Amended and Restated Bylaws of The Vita Coco Company, Inc.	8-K	001- 40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-29825	4.1	9/27/21
4.2	Description of Capital Stock.					*
4.3+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001- 40950	10.1	10/25/21
4.4+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001- 40950	10.2	10/25/21
10.1+	Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of January 11, 2021.	S-1	333-259825	10.1	9/27/21
10.2+	Second Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of May 21, 2021.	S-1	333-259825	10.2	9/27/21
10.3+	Third Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of November 2, 2021.	10-K	001-10950	10.3	3/14/22
10.4+	Fourth Amendment to the Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of December 5, 2022.					*
10.5†	All Market Inc. 2014 Stock Option And Restricted Stock Plan.	S-1/A	333-259825	10.3	10/12/21
10.6†	The Vita Coco Company, Inc. 2021 Incentive Award Plan.	10-K	001-10950	10.3	3/14/22
10.7†	The Vita Coco Company, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259825	10.5	10/12/21
10.8†	Form of Stock Option Grant Notice	10-K	001-10950	10.3	3/14/22
10.9†	Form of Restricted Stock Grant Notice	10-K	001-10950	10.3	3/14/22
10.10†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated October 20, 2021.	10-Q	001-40950	10.5	11/17/21
10.11†	First Amendment to Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, effective as of May 2, 2022.	10-Q	001-40950	10.1	11/10/22

10.12†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Martin Roper, dated October 20, 2021.	10-Q	001-40950	10.6	11/17/21
10.13†	The Vita Coco Company, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-259825	10.6	10/12/21
10.14	Form of Indemnification Agreement.	S-1/A	333-259825	10.7	10/12/21
10.15+†	Employment Agreement, by and between All Market Inc. and Jonathan Burth, dated as of February 10, 2020.	S-1	333-259825	10.10	9/27/21
10.16+†	Employment Agreement, by and between All Market Inc. and Rowena Ricalde, dated as of June 1, 2021.					*
10.17†	Amendment to the Employment Agreement, by and between All Market Inc. and Rowena Ricalde, dated as of January 12, 2022.					*
10.18+†	Employment Agreement, by and between All Market Inc. and Charles Van Es, dated as of February 10, 2020.	S-1	333-259825	10.12	9/27/21
10.19+†	Employment Agreement, by and between All Market Inc. and Jane Prior, dated as of February 10, 2020.	S-1	333-259825	10.13	9/27/21
10.20+X	Manufacturing and Purchasing Agreement, by and among Century Agriculture Corporation and All Market Singapore Pte. Ltd., dated as of September 17, 2012.	S-1	333-259825	10.14	9/27/21
10.21+X	Manufacturing and Purchasing Agreement, by and among Fresh Fruit Ingredients, Inc. and All Market, Inc., dated as of April 8, 2010.	S-1	333-259825	10.15	9/27/21
21.1	List of Subsidiaries of The Vita Coco Company, Inc.					*
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Interim Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
X	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: March 14, 2023	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Martin Roper	Chief Executive Officer and Director	March 14, 2023
Martin Roper	(Principal Executive Officer)

/s/ Rowena Ricalde	Interim Chief Financial Officer	March 14, 2023
Rowena Ricalde	(Principal Financial and Accounting Officer)

/s/ Michael Kirban	Chairman and Director	March 14, 2023
Michael Kirban

/s/ Aishetu Fatima Dozie	Director	March 14, 2023
Aishetu Fatima Dozie

/s/ John Leahy	Director	March 14, 2023
John Leahy

/s/ Ira Liran	Director	March 14, 2023
Ira Liran

/s/ Eric Melloul	Director	March 14, 2023
Eric Melloul

/s/ Jane Morreau	Director	March 14, 2023
Jane Morreau

/s/ Kenneth Sadowsky	Director	March 14, 2023
Kenneth Sadowsky

/s/ John Zupo	Director	March 14, 2023
John Zupo