Form 10-Q
period 2023-03-31
Vita Coco Company, Inc.
filed 2023-05-05
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, there were 56,246,698 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,080	$19,629
Accounts receivable, net of allowance of $3,880 at March 31, 2023, and $2,898 at December 31, 2022	63,189	43,350
Inventory	64,181	84,115
Supplier advances, current	1,393	1,534
Derivative assets	4,769	3,606
Asset held for sale	503	503
Prepaid expenses and other current assets	21,870	22,181
Total current assets	184,985	174,918
Property and equipment, net	2,358	2,076
Goodwill	7,791	7,791
Supplier advances	4,056	4,360
Deferred tax assets, net	4,259	4,256
Right-of-use asset	2,407	2,679
Other assets	1,720	1,677
Total assets	$207,576	$197,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,546	$15,910
Accrued expenses and other current liabilities	39,077	38,342
Notes payable, current	21	23
Derivative liabilities	21	71
Total current liabilities	55,665	54,346
Credit facility	—	—
Notes payable, non-current	22	25
Other long-term liabilities	2,223	2,293
Total liabilities	57,910	56,664
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 62,411,033 and 62,225,250 shares issued at March 31, 2023 and December 31, 2022, respectively; 56,204,833 and 56,019,050 shares outstanding at March 31, 2023 and December 31, 2022, respectively	624	622
Additional paid-in capital	147,973	145,210
Retained earnings	60,818	55,183
Accumulated other comprehensive loss	(821)	(994)
Treasury stock, 6,206,200 shares at cost as of March 31, 2023, and December 31, 2022	(58,928)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	149,666	141,093
Total liabilities and stockholders’ equity	$207,576	$197,757

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$109,759	$96,448
Cost of goods sold	76,098	77,385
Gross profit	33,661	19,063
Operating expenses
Selling, general and administrative	26,957	24,801
Income (Loss) from operations	6,704	(5,738)
Other income (expense)
Unrealized gain/(loss) on derivative instruments	1,213	8,706
Foreign currency gain/(loss)	611	(101)
Interest income	13	7
Interest expense	(15)	(27)
Total other income/(expense)	1,822	8,585
Income before income taxes	8,526	2,847
Income tax expense	(1,821)	(620)
Net income	$6,705	$2,227
Net income per common share
Basic	$0.12	$0.04
Diluted	$0.12	$0.04
Weighted-average number of common shares outstanding
Basic	56,046,904	55,561,896
Diluted	57,351,405	55,700,388
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$6,705	$2,227
Other comprehensive income (loss):
Foreign currency translation adjustment	173	(254)
Total comprehensive income	$6,878	$1,973
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	$47,369	$(616)	6,206,200	$(58,928)	$123,173
Net income	—	—	—	—	—	—	—	2,227	—	—	—	2,227
Stock-based compensation	—	—	—	—	—	—	2,386	—	—	—	—	2,386
Exercise of stock options	26,845	—	—	—	26,845	—	151	—	—	—	—	151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(254)	—	—	(254)
Balance at March 31, 2022	53,678,322	$537	8,113,105	$81	61,791,427	$618	$137,267	$49,596	$(870)	6,206,200	$(58,928)	$127,683

Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$55,183	$(994)	6,206,200	$(58,928)	$141,093
Net income	—	—	—	—	—	—	—	6,705	—	—	—	6,705
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	—	—	2,162
Exercise of stock options	185,783	2	—	—	185,783	2	601	—	—	—	—	603
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	173	—	—	173
Balance at March 31, 2023	54,297,928	$543	8,113,105	$81	62,411,033	$624	$147,973	$60,818	$(821)	6,206,200	$(58,928)	$149,666

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,705	$2,227
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	165	470
(Gain)/loss on disposal of equipment	(1)	—
Bad debt expense	832	65
Unrealized (gain)/loss on derivative instruments	(1,213)	(8,706)
Stock-based compensation	2,162	2,386
Noncash lease expense	279	258
Changes in operating assets and liabilities:
Accounts receivable	(21,337)	(10,186)
Inventory	20,089	10,608
Prepaid expenses, net supplier advances, and other assets	683	(5,299)
Accounts payable, accrued expenses, and other liabilities	1,072	(14,371)
Net cash provided by (used in) operating activities	9,436	(22,548)
Cash flows from investing activities:
Cash paid for property and equipment	(454)	(244)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(449)	(244)
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	603	152
Borrowings on credit facility	—	12,000
Cash received (paid) on notes payable	(6)	(8)
Net cash provided by (used in) financing activities	597	12,144
Effects of exchange rate changes on cash and cash equivalents	187	(56)
Net increase/ (decrease) in cash and cash equivalents	9,771	(10,704)
Cash and cash equivalents at beginning of the period	19,629	28,690
Cash, cash equivalents and restricted cash at end of the period (1)	$29,400	$17,986
1Includes $320 and $0 of restricted cash as of March 31, 2023 and 2022, respectively, that were included in other current assets.

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
The Company was incorporated in Delaware as All Market Inc. on January 17, 2007.On September 9, 2021, we changed our name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which is marketed and distributed primarily in the United States.
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
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, as well as All Market Europe, Ltd. ("AME") in the United Kingdom of which the Company became the sole shareholder as of December 31, 2021.
Impact of the COVID-19 Pandemic and the Current Geopolitical and Economic Instability
Disruptions in the worldwide economy may affect our business, and the macroeconomic environment continues to be affected by the impacts of the COVID-19 pandemic and the current geopolitical and economic instability (including the effects of the conflict between Ukraine and Russia). As a result, in the years ended December 31, 2022 and 2021, the Company saw significant cost inflation to domestic and international shipping costs and some inflationary pressures on other cost elements, which have been partially covered by pricing actions to date. For the three months ended March 31, 2023, we saw more favorable transportation costs than the same period in the prior year as the supply chain environment stabilizes, but general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business, including but not limited to rising inflation rates, and actions taken by both U.S. and foreign governments to control such increases. The Company has also seen greater volatility on foreign exchange rates. A strong dollar generally benefits the Company's supply chain activities while negatively impacting our reported international revenues. As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the ongoing economic and geopolitical instability on the Company’s business, results of operations, financial condition, or liquidity. Future events and effects related to COVID-19 or the on-going geopolitical and economic instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of March 31, 2023 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022.
During the three months ended March 31, 2023, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, except for the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):

Measurement of Credit Losses on Financial Instruments as described in Note 2, under "Recently Adopted Accounting Pronouncements".
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
Concentration of Credit Risk
The Company’s cash and accounts receivable are subject to concentrations of credit risk. The Company’s cash balances are primarily on deposit with banks in the U.S. which are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At times, such cash may be in excess of the FDIC insurance limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality institutions, which may include banks, financial institutions, and investment firms, and invest daily or reserve operating cash in money market funds, government securities, bank obligations, municipal securities or other investment vehicles with short-term maturities.
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 50% and 56% of total net sales for the three months ended March 31, 2023 and 2022, respectively. In addition, the two customers in aggregate also accounted for 43% and 39% of total accounts receivable as of March 31, 2023 and December 31, 2022, respectively. The Company has not experienced credit issues with these customers.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new accounting standard introduced the current expected credit losses methodology ("CECL") for estimating allowances for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loans and trade receivables. ASU 2016-13 is effective for the Company, as an Emerging Growth Company ("EGC"), for annual and interim reporting periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023 using the modified retrospective method for all financial assets in scope. The amounts for reporting periods beginning after January 1,2023 are presented under ASC 326 methodology, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

As a part of the adoption, the Company selected to apply roll-rate method to estimate current expected credit losses for its accounts receivable population and weighted average remaining maturity ("WARM") method for supplier advances.

The difference of $1,070 between the incurred credit loss estimate and current expected credit loss estimate was recorded as cumulative effect adjustment to the Company’s opening retained earnings and reflected on the consolidated balance sheet as of January 1, 2023 as a result of the ASC 326 adoption. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations, or consolidated statements of cash flows. The following table illustrates the impact of ASC 326.

	As of January 1, 2023
	As reported under ASC 326	Pre-ASC 326 adoption	Impact of ASC 326 adoption
Allowance for credit losses on accounts receivables	$3,552	$2,898	$654
Allowance for credit losses on supplier advances	416	—	416
Total	$3,968	$2,898	$1,070

Recently Issued Accounting Pronouncements
As a company with less than $1.235 billion of revenue during the last fiscal year, the Company qualifies as an EGC as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
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
•Other—This product category consists of all other products, which includes Runa, Ever & Ever and PWR LIFT product offerings and Vita Coco product extensions beyond coconut water, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
Disaggregation of Revenue

The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended March 31, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$69,138	$9,558	$78,696
Private Label	25,050	2,666	27,716
Other	2,584	763	3,347
Total	$96,772	$12,987	$109,759

	Three Months Ended March 31, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$58,855	$8,349	$67,204
Private Label	23,080	2,765	25,845
Other	2,676	723	3,399
Total	$84,611	$11,837	$96,448
4. INVENTORY
Inventory consists of the following:

	March 31, 2023	December 31, 2022
Raw materials and packaging	$4,956	$5,771
Finished goods	59,225	78,344
Inventory	$64,181	$84,115
5. GOODWILL
Goodwill, net consist of the following:

	March 31, 2023	December 31, 2022
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with the acquisition of Runa, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition.
6. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable
Vehicle loans	43	48
	$43	$48

Current	21	23
Non-current	$22	25

2020 Credit Facility
In May 2020, the Company entered into the five-year credit facility ("2020 Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") consisting of a revolving line of credit, which currently provides for committed borrowings of $60,000. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under its 2020 Credit Facility. The 2020 Credit Facility is collateralized by substantially all of the Company’s assets. In December 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus a spread defined in the credit agreement (the "Spread") or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The borrowings made before the December 2022 amendment bore interest at rates based on either: 1) LIBOR or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to amendment was the same.
The maturity date on the 2020 Credit Facility is May 12, 2026.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $15 and $26 for the three months ended March 31, 2023 and 2022, respectively.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of March 31, 2023, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. For any cases for which management believes that it is probable that it will incur a loss and the amount of such loss can be reasonably estimated, a provision for legal settlements will be recorded. As of March 31, 2023 and December 31, 2022, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Three Months Ended March 31,		March 31, 2023	December 31, 2022
	2023	2022
Customer A	26%	33%	23%	16%
Customer B	24%	23%	20%	23%

One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO. The same customer also vested in 100,000 restricted stock awards during the period ended March 31, 2023 as discussed in Note 10, Stockholders' Equity. The customer continues to hold less than 5% ownership in the Company as of March 31, 2023.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Three Months Ended March 31,
	2023	2022
Supplier A	17%	6%
Supplier B	15%	11%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of March 31, 2023 and December 31, 2022, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
The Company is subject to the following currency risks:
Inventory Purchases from Brazilian, Malaysian and Thai Manufacturers—In order to mitigate the currency risk on inventory purchases from its Brazilian, Malaysian and Thai manufacturers, which are settled in Brazilian Real ("BRL"), Malaysian Ringgit ("MYR") and Thai Baht ("THB"), the Company's subsidiary, All Market Singapore Pte. Ltd. ("AMS"), enters a series of forward currency swaps to buy BRL, MYR and THB.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$25,820	$357	Derivative assets
Receive BRL/sell USD	49,619	4,200	Derivative assets
Receive USD/pay CAD	4,625	134	Derivative assets
Receive THB/sell USD	24,253	78	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	$2,308	$(21)	Derivative liabilities

December 31, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$23,702	$1,104	Derivative assets
Receive BRL/sell USD	46,301	2,314	Derivative assets
Receive USD/pay CAD	4,819	188	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	$604	$(7)	Derivative liabilities
Receive THB/sell USD	21,990	(64)	Derivative liabilities
The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Unrealized gain/(loss) on derivative instruments	$1,213	$8,706
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$1,071	$85
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
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

Contingent Consideration Liability—The Company utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. The term of the remeasurement period for the contingent consideration ended in December 2022, resulting in no contingent payment as the revenue growth was not achieved.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
March 31, 2023	$—	$4,748	$—	$4,748
December 31, 2022	$—	$3,535	$—	$3,535
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of March 31, 2023 and December 31, 2022, the Company held 6,206,200 shares in treasury stock. As of March 31, 2023 and December 31, 2022, the Company had 2,830,443 and 2,898,930 shares, respectively, of common stock available for issuance upon the conversion of outstanding stock awards under the 2021 Incentive Award Plan ("2021 Plan").
Warrants—All service and exit warrants expired as of December 31, 2021. As such, there was no warrant activity for the three months ended March 31, 2023.
Stock-based Compensation—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of (i) the total then outstanding shares of common shares and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company could grant employees, directors, and consultants stock options and restricted stock awards and had the authority to establish the specific terms of each award, including exercise price, expiration, and vesting. Only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of the Company’s common stock on the date of grant and have a ten-year contractual term.
The stockholders of the Company approved the adoption of the 2021 Plan, which was effective after the closing of the Company's initial public offering completed in October 2021. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan.
The Company recognized stock-based compensation expense of $1,297 and $2,078 for the three months ended March 31, 2023 and 2022, respectively, in selling, general, and administrative expenses ("SG&A"). For the restricted stock units ("RSUs") previously granted to a major customer, $865 and $308 was recognized for the three months ended March 31, 2023 and 2022, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 and 2021 Plans vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. There were 271,665 new service-based stock option awards granted during the three months ended March 31, 2023. Exercises of stock options during the three months ended March 31, 2023 are disclosed in the Condensed Consolidated Statements of Non-controlling Interests and Stockholders' Equity.

Option Awards with Performance and Market-based Vesting Conditions
During the three months ended March 31, 2022, certain awards that contained performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.
There were 412,341 new stock option awards granted during the three months ended March 31, 2023 with performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 and 2026, specifically net sales growth and Adjusted EBITDA targets.
Service & Performance based Restricted Stock and Restricted Stock Unit Awards ("RSUs")
Restricted stock and RSUs were granted under the 2021 Incentive Award Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant and (ii) the first anniversary of the date of grant. During the three months ended March 31, 2022, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 and 2026, specifically net sales growth and Adjusted EBITDA targets.
Also included in these awards are $3 million of shares of restricted common stock granted at the time of the initial public offering to entities affiliated with a significant customer, at a price per share granted at the initial public offering price per share of $15.00, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement has not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. Assuming the distribution agreement is not terminated by either party for cause, the remaining 50% will be released on March 31, 2024. The grant was accounted for as a stock-based sales incentive based on guidance in ASC 606 and is reflected as a reduction in the transaction price of revenue on the basis of the grant-date fair-value measure in accordance with the stock compensation guidance in ASC 718.
During the three months ended March 31, 2023, there were 155,446 service based and 17,742 performance based RSUs granted, which had an aggregate grant date fair value of $2,929.
11. INCOME TAXES
For the three months ended March 31, 2023 and 2022, the Company recorded $1,821 and $620, respectively, in income tax expense in its condensed consolidated statements of operations.
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
As of March 31, 2023 and December 31, 2022, there was a $144 liability for income tax uncertainties recorded in the Company's consolidated balance sheets. The Company recognized no interest and penalties related to income tax uncertainties in its consolidated balance sheets or consolidated statement of operations for the three months ended March 31, 2023 and 2022. The Company is subject to income tax examinations by the IRS and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.

12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2023	2022
Numerator:

Net income	$6,705	$2,227
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,046,904	55,561,896
Effect of conversion of stock awards	1,304,501	138,492
Weighted-average number of common shares used in earnings per share—diluted	57,351,405	55,700,388
Earnings per share—basic	$0.12	$0.04
Earnings per share—diluted	$0.12	$0.04
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended March 31,
	2023	2022
Options to purchase common stock	1,067,435	2,366,716
13. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the US and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever and Ever), and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment.
•International—The International segment is comprised primarily of Europe, Middle East, and Asia Pacific, which includes the Company’s procurement arm and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products.
The Company’s Chief Executive Officer is the chief operating decision maker and evaluates segment performance primarily based on net sales and gross profit. All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of March 31, 2023 and 2022 and for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Net sales	$109,759	$96,448
Americas	96,772	84,611
International	12,987	11,837
Gross profit	$33,661	$19,063
Americas	29,150	16,296
International	4,511	2,767

	As of March 31,	As of December 31,
	2023	2022
Total segment assets	$207,576	$197,757
Americas	160,971	156,588
International	46,605	41,169

	Three Months Ended March 31,
Reconciliation	2023	2022
Total gross profit	$33,661	$19,063
Less:
Selling, general, and administrative expenses	26,957	24,801
Income (loss) from operations	6,704	(5,738)
Less:
Unrealized gain/(loss) on derivative instruments	1,213	8,706
Foreign currency gain/(loss)	611	(101)
Interest income	13	7
Interest expense	(15)	(27)
Income before income taxes	8,526	2,847
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Three Months Ended March 31,	2023	2022
United States	$90,513	$84,611
All other countries(1)	19,246	11,837
Net sales	$109,759	$96,448
___________

(1)	No individual country is greater than 10% of total net sales for the three months ended March 31, 2023 and 2022.
The following table provides information related to the Company’s property and equipment, net by country:

	March 31, 2023	December 31, 2022
United States	$679	$683
Ecuador	503	503
Singapore	1,522	1,288
All other countries(1)	157	105
Property and equipment, net	$2,861	$2,579
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of March 31, 2023 and December 31, 2022.
14. RELATED-PARTY TRANSACTIONS
Director Nominee Agreements - On May 24, 2022, two members of the Board of Directors appointed under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash and equity compensation earned in connection with their board of director services to Verlinvest Beverages SA. Based on the aforementioned nominee agreements, RSUs granted to these two directors will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest
Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors. As of March 31, 2023 and December 31, 2022, there is only one current member of the Board of Directors that is subject to this nominee agreement.
Distribution Agreement with Shareholder—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders who holds over 5% ownership in the Company, which extended through December 31, 2022 and has been continued upon the mutual agreement of each party. The distribution agreement granted the stockholder the right to sell, resell, and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $1,590 and $1,332 for the three months ended March 31, 2023 and 2022, respectively. The amounts due from the stockholder in Accounts Receivable, net were $1,248 and $753 as of March 31, 2023 and December 31, 2022, respectively. Amounts payable to the stockholder in Accounts payable were $0 and $38 as of March 31, 2023 and December 31, 2022 respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $54 and $39 for the three months ended March 31, 2023 and 2022, respectively, in SG&A for this service agreement.

15. Asset held for sale

The asset group held for sale consists of a farm in Ecuador which was the source of Guayusa leaves for our Runa products. Since the Company is able to source Guayusa through alternative means to produce the Runa products, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in SG&A during the third quarter of 2022. The remaining carrying amount as of March 31, 2023 and December 31, 2022 is listed below. These assets held for sale do not qualify for discontinued operations reporting.

Asset held for sale	Amount
Land	$503
16. SUBSEQUENT EVENTS
On May 2, 2023, the Company filed a Form S-3 shelf registration statement with the U.S. Securities and Exchange Commission. Under the shelf registration statement, the Company may offer and sell up to $200.0 million in the aggregate of the securities identified in the filing, and the selling security holders may offer and sell up to 26,585,104 shares in the aggregate of common stock, in each case from time to time in one or more offerings. The registration statement has not yet been declared effective and no shares may be offered or sold under the registration statement until it becomes effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2022 and filed with the Securities and Exchange Commission ("SEC") on March 14,2023 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in the Form 10-K and this Quarterly Report on Form 10-Q.
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

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, hydration mix and milk offerings. Our other brands include Runa, a plant-based energy drink inspired from the guayusa plant native to Ecuador, Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also supply Private Label products to key retailers in both the coconut water and coconut oil categories. We also conduct other revenue transactions such as bulk product sales to beverage and food companies.

We source our coconut water from a diversified global network of 14 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products to better service our customers’ needs.

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

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” other than the changes noted below in "Impact of COVID-19 and the Current Geopolitical and Economic Instability." Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.
Impact of COVID-19 and the Current Geopolitical and Economic Instability
Disruptions in the worldwide economy may affect our business, and the macroeconomic environment continues to be affected by the impacts of the COVID-19 pandemic and the current geopolitical and economic instability (including the effects of the conflict between Ukraine and Russia). As a result, in the years ended December 31, 2022 and 2021, the Company saw significant cost inflation to domestic and international shipping costs and some inflationary pressures on other cost elements, which have been partially covered by pricing actions to date. For the three months ended March 31, 2023, we saw more favorable transportation costs than the same period in the prior year as the supply chain environment stabilizes, but general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business, including but not limited to rising inflation rates, and actions taken by both U.S. and foreign governments to control such increases. The Company has also seen greater volatility on foreign exchange rates. A strong dollar generally benefits the Company's supply chain activities while negatively impacting our reported international revenues.

As a result, it is not currently possible to ascertain the overall impact of COVID-19 or the ongoing economic and geopolitical instability on the Company’s business, results of operations, financial condition, or liquidity. Future events and effects related to COVID-19 or the on-going geopolitical and economic instability cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” in our Form 10-K.
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
Gross Profit and Gross Margin
Gross profit is net sales less cost of goods sold, and gross margin is gross profit as a percentage of net sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channels through which we sell our products, the promotional environment in the marketplace, manufacturing costs, commodity prices, warehouse costs, and transportation rates. We expect that our gross margin will fluctuate from period to period depending on the interplay of these variables.
Management believes gross margin provides investors with useful information related to the profitability of our business prior to considering the operating costs incurred. Management uses gross profit and gross margin as key measures in making financial, operating, and planning decisions and in evaluating our performance.
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") include marketing expenses, sales promotion expenses, and general and administrative expenses. Marketing and sales promotion expenses consist primarily of costs incurred promoting and marketing our products and are primarily driven by investments to grow our business and retain customers. We expect SG&A to increase in absolute dollars and to vary from period to period as a percentage of net sales for the foreseeable future. General and administrative expenses include payroll, employee benefits, stock-based compensation, broker commissions and other headcount-related expenses associated with supply chain & operations, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, depreciation and amortization, and legal, accounting, and professional fees. We expense all SG&A as incurred.
Other Income (Expense), Net
Unrealized Gain/(Loss) on Derivative Instruments
We are subject to foreign currency risks as a result of our inventory purchases and intercompany transactions. In order to mitigate the foreign currency risks, we and our subsidiaries enter into foreign currency exchange contracts which are recorded at fair value. Unrealized gain on derivative instruments consists of gains or losses on such foreign currency exchange contracts which are unsettled as of period end. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Risk” for further information.
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
Interest Expense
Interest expense consists of interest payable on our credit facilities and vehicle loans.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, respectively:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net sales	$109,759	$96,448
Cost of goods sold	76,098	77,385
Gross profit	33,661	19,063
Operating expenses
Selling, general, and administrative	26,957	24,801
Income (loss) from operations	6,704	(5,738)
Other income (expense)
Unrealized gain/(loss) on derivative instrument	1,213	8,706
Foreign currency gain/(loss)	611	(101)
Interest income	13	7
Interest expense	(15)	(27)
Total other income (expense)	1,822	8,585
Income before income taxes	8,526	2,847
Income tax expense	(1,821)	(620)
Net income	$6,705	$2,227
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$69,138	$58,855	$10,283	17.5%
Private Label	25,050	23,080	1,971	8.5%
Other	2,584	2,676	(92)	-3.5%
Subtotal	96,772	84,611	12,161	14.4%
International segment
Vita Coco Coconut Water	9,558	8,349	$1,209	14.5%
Private Label	2,666	2,765	(99)	(3.6)%
Other	763	723	40	5.5%
Subtotal	$12,987	$11,837	$1,150	9.7%
Total net sales	$109,759	$96,448	$13,311	13.8%
For the three months ended March 31, 2023, the primary driver of the consolidated net sales increase of 14% was increased case equivalents ("CE") volume growth of 8.3% coupled with some benefits from net pricing actions.

Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Americas segment
Vita Coco Coconut Water	7,221	6,295	926	14.7%
Private Label	2,660	2,730	(70)	(2.6)%
Other	239	366	(127)	(34.7)%
Subtotal	10,120	9,391	729	7.8%
International segment*
Vita Coco Coconut Water	1,400	1,206	194	16.1%
Private Label	394	413	(19)	(4.6)%
Other	20	13	7	53.6%
Subtotal	1,814	1,632	182	11.2%
Total volume (CE)	11,934	11,023	911	8.3%
Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $12.2 million, or 14.4%, to $96.8 million for the three months ended March 31, 2023 from $84.6 million for the three months ended March 31, 2022. The increase is primarily driven by a CE volume increase of 7.8% and benefits from pricing actions and mix changes contributing 6.1% growth.
Vita Coco Coconut Water net sales increased by $10.3 million, or 17.5%, to $69.1 million for the three months ended March 31, 2023, from $58.9 million for the three months ended March 31, 2022. The increase was primarily driven by CE volume growth of 14.7%, with pricing actions and mix changes contributing 2.4% growth.
Private Label net sales increased $2.0 million, or 8.5%, to $25.1 million for the three months ended March 31, 2023, from $23.1 million for the three months ended March 31, 2022. As Private Label volume declined 2.6%, the net sales increase is mostly attributable to pricing and mix impacts across coconut water and coconut oil.
Net sales for Other products decreased by $0.1 million, or 3.5%, to $2.6 million for the three months ended March 31, 2023 from $2.7 million for the three months ended March 31, 2022, primarily due to a slight volume decline.
International Segment
International net sales increased by $1.2 million, or 9.7%, to $13.0 million for the three months ended March 31, 2023, from $11.8 million for the three months ended March 31, 2022. The increase is primarily driven by higher CE volume across all international markets with volume growth of 11.2%.
Vita Coco Coconut Water net sales increased by $1.2 million, or 14.5%, to $9.6 million for the three months ended March 31, 2023, from $8.3 million for the three months ended March 31, 2022. The increase was driven by CE volume growth of 16.1%, primarily in the European region, which was partially offset by an unfavorable impact related to foreign currency.
Decreases in net sales from Private Label of $0.1 million were largely driven by a decline in CE volume of 4.6% for the three months ended March 31, 2023 compared to March 31, 2022.

Net sales from Other products was relatively flat on a dollar basis for the three months ended March 31, 2023 compared to March 31, 2022.
Gross Profit

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Cost of goods sold
Americas segment	67,622	68,315	$(693)	(1.0)%
International segment	8,476	9,070	(594)	(6.5)%
Total cost of goods sold	$76,098	$77,385	$(1,287)	(1.7)%
Gross profit
Americas segment	29,150	16,296	$12,854	78.9%
International segment	4,511	2,767	1,744	63.0%
Total gross profit	$33,661	$19,063	$14,598	76.6%
Gross margin
Americas segment	30.1%	19.3%		10.8%
International segment	34.7%	23.4%		11.3%
Consolidated	30.7%	19.8%		10.9%

On a consolidated basis, cost of goods sold decreased $1.3 million, or 1.7%, to $76.1 million for the three months ended March 31, 2023, from $77.4 million for the three months ended March 31, 2022. On a consolidated and segment basis, the decrease was driven by a reduction in transportation rates across ocean freight and domestic logistics, as we saw a stabilization of our supply chain, offset partially by increased volume. On a consolidated basis, this resulted in cost of goods per CE rate decreasing 10% for the three months ended March 31, 2023 as compared to the prior year period.
On a consolidated basis, gross profit increased $14.6 million, or 76.6%, to $33.7 million for the three months ended March 31, 2023, from $19.1 million for the three months ended March 31, 2022. This was the result of strong top line growth along with decreasing transportation costs. As a result, gross margin increased approximately 11 percentage points to 30.7% for the three months ended March 31, 2023, as compared to 19.8% for the three months ended March 31, 2022.
Operating Expenses

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Selling, general, and administrative	$26,957	$24,801	$2,156	8.7%
Selling, General and Administrative Expenses
During the three months ended March 31, 2023, SG&A increased by $2.2 million, or 8.7% versus the prior year comparable period. The increase was primarily driven by an increase of $1.2 million in personnel related expenses for the three months ended March 31, 2023 versus the prior year comparable period and $0.8 million increase related to the change in the methodology to estimate current expected credit losses related to the adoption of the accounting guidance in ASU 2016-13 on January 1, 2023 as discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q .

Other Income (Expense), Net

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$1,213	$8,706	$(7,493)	86.1%
Foreign currency gain/(loss)	611	(101)	712	705.0%
Interest income	13	7	6	85.7%
Interest expense	(15)	(27)	12	44.4%
	$1,822	$8,585	$(6,763)	78.8%

Unrealized Gain/(Loss) on Derivative Instruments
During the three months ended March 31, 2023 and 2022, we recorded gains of $1.2 million and $8.7 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended March 31, 2023 related to the contracts hedging the Brazilian real. All forward foreign currency exchange contracts were entered into to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, and Thai baht.
Foreign Currency Gain/(Loss)
Foreign currency gain was $0.6 million for the three months ended March 31, 2023, as compared to a $0.1 million loss for the three months ended March 31, 2022. The change in both periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The increase in interest income for the three months ended March 31, 2023 compared to the same period in the prior year was immaterial.
Interest Expense
Interest expense decreased an immaterial amount for the three months ended March 31, 2023 compared to the same period in the prior year.
Income Tax Expense

(in thousands)	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
Income tax expense	(1,821)	(620)	$(1,201)	(193.7)%
Tax rate	21.4%	21.8%
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
For the three months ended March 31, 2023, and March 31, 2022, our effective tax rate was 21.4% and 21.8%, respectively. The effective tax rate for both periods is higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the U.S. that the Company operates in. The change in effective tax rates between the periods is primarily driven by the relative impact of other non-deductible expense in relation to the pre-tax profits.

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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	6,705	2,227
Depreciation and amortization	165	470
Interest income	(13)	(7)
Interest expense	15	27
Income tax expense	1,821	620
EBITDA	8,693	3,337
Stock-based compensation (a)	2,162	2,386
Unrealized (gain)/loss on derivative instruments (b)	(1,213)	(8,706)
Foreign currency (gain)/loss (b)	(611)	101
Adjusted EBITDA	$9,031	$(2,882)
____________
(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $29.1 million and $19.6 million of cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. From time to time, we supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
Considering recent market conditions and the continued impacts of the ongoing COVID-19 pandemic and geopolitical and economic instability, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2020 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures, and contractual obligations for at least 12 months from the issuance date of the condensed consolidated financial statements included herein and the foreseeable future.

Our future capital requirements will depend on many factors, including our revenue growth rate, our working capital needs primarily for inventory build, our global footprint, the expansion of our marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products and the continued market consumption of our products, as well as any shareholder distribution either through equity buybacks or dividends. Our asset-lite operating model has historically provided us with a low cost nimble, and scalable supply chain, which allows us to adapt to changes in the market or consumer preferences while also efficiently introducing new products across our platform. We may seek additional equity or debt financing in the future in order to acquire or invest in complementary businesses, products and/or new IT infrastructures. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or general cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
Cash Flows
The following tables summarize our sources and uses of cash:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$9,436	$(22,548)	$31,984	141.8%
Investing activities	(449)	(244)	(205)	(84.0%)
Financing activities	597	12,144	(11,547)	95.1%
Effects of exchange rate changes on cash and cash equivalents	187	(56)	243	n/m
Net (decrease)/increase in cash and cash equivalents and restricted cash	$9,771	$(10,704)	$20,475	191.3%
____________
n/m—represents percentage calculated not being meaningful
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the three months ended March 31, 2023, $32.0 million more cash was generated in operating activities compared to the three months ended March 31, 2022. The higher cash inflow from operating activities was primarily driven by higher net income, reflecting higher volume, benefits of prior year pricing actions and lower transportation costs, as well as a slight improvement in working capital.
Investing Activities
During the three months ended March 31, 2023 as compared to three months ended March 31, 2022, cash used in investing activities increased driven by cash paid for property and equipment.
Financing Activities
During the three months ended March 31, 2023 compared to the three months ended March 31, 2022, net cash provided by financing activities decreased $12 million, primarily driven by a reduction in borrowings as there were no borrowings under the 2020 Credit Facility during the three months ended March 31, 2023 compared to $12 million borrowed during the same period in the prior year.
Debt
We had debt outstanding of $0.1 million as of March 31, 2023 and December 31, 2022. The outstanding balance as of March 31, 2023 and December 31, 2022 was related to vehicle loans.

2020 Credit Facility
The 2020 Credit Facility currently provides for committed borrowings of $60.0 million. We may repay outstanding balances under the 2020 Credit Facility at any time without premium or penalty. In December 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to LIBOR to SOFR. Borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus a spread defined in the credit agreement (the "Spread") or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement). The maturity date on the 2020 Credit Facility is May 12, 2026.
The borrowings made before the December 2022 amendment bore interest at rates based on either: 1) LIBOR or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to amendment was the same.
The outstanding balance on the 2020 Credit Facility was zero as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of March 31, 2023 was less than $0.1 million.
For additional information, see Note 6, Debt, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
Recent Accounting Pronouncements
A description of recently adopted and issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We adopted ASC 842, ASU 2016-13 as described in Note 2, as of January 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.
As of March 31, 2023 and December 31, 2022 , the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of March 31, 2023 and December 31, 2022.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our net sales, cost of goods sold and operating expenses. We use derivative financial instruments to reduce our net exposure to foreign currency fluctuations. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows, and financial position of our international operations. We generally target to hedge a majority of our forecasted yearly foreign currency exchange exposure through a 24-month rolling layered approach and leave a portion of our currency forecast floating at spot rate. Our currency forecast and hedge positions are reviewed quarterly. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in ‘‘Other income (expense), net” in the condensed consolidated statements of operations.
The total notional values of our forward exchange contracts were $106.6 million and $97.4 million as of March 31, 2023 and December 31, 2022, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $1.2 million for the three months ended March 31, 2023, and we estimate that a 10 percent strengthening or weakening of the U.S. dollar would have resulted in an approximately $6.7 million gain or loss, respectively.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of March 31, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. We have seen significant inflation on transportation costs compared to 2020 levels caused by COVID-19 related global supply chain disruptions and more general inflation effects which put pressure on our costs and margins related to economic and geopolitical instability. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. In the three months ended March 31, 2023, we have experienced a reduction in transportation rates from their recent peaks, but general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended March 31, 2023, sales to two customers represented approximately 50% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-29825	4.1	9/27/21
4.2	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
10.1	Employment Agreement, by and between The Vita Coco Company, Inc., and Corey Baker, dated as of March 7, 2023					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: May 5, 2023	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)