Form 10-Q
period 2023-06-30
Vita Coco Company, Inc.
filed 2023-08-03
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, there were 56,435,690 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, projected costs, plans, prospects, expectations, market growth, new products, supply chain predictions, and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, the terms “Vita Coco,” the “company,” “we,” “us,” and “our” refer to The Vita Coco Company, Inc. and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$47,968	$19,629
Accounts receivable, net of allowance of $3,192 at June 30, 2023, and $2,898 at December 31, 2022	89,588	43,350
Inventory	57,165	84,115
Supplier advances	1,396	1,534
Derivative assets	6,823	3,606
Asset held for sale	503	503
Prepaid expenses and other current assets	20,067	22,181
Total current assets	223,510	174,918
Property and equipment, net	2,223	2,076
Goodwill	7,791	7,791
Supplier advances	3,795	4,360
Deferred tax assets, net	4,259	4,256
Right-of-use assets, net	2,133	2,679
Other assets	1,712	1,677
Total assets	$245,423	$197,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,555	$15,910
Accrued expenses and other current liabilities	51,833	38,342
Notes payable, current	19	23
Derivative liabilities	1,087	71
Total current liabilities	71,494	54,346
Notes payable	18	25
Other long-term liabilities	2,106	2,293
Total liabilities	73,618	56,664
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 62,641,890 and 62,225,250 shares issued at June 30, 2023 and December 31, 2022, respectively 56,435,690 and 56,019,050 shares outstanding at June 30, 2023 and December 31, 2022, respectively	626	622
Additional paid-in capital	152,187	145,210
Retained earnings	78,805	55,183
Accumulated other comprehensive loss	(885)	(994)
Treasury stock, 6,206,200 shares at cost as of June 30, 2023, and December 31, 2022, respectively	(58,928)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	171,805	141,093
Total liabilities and stockholders’ equity	$245,423	$197,757
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$139,645	$115,305	$249,404	$211,753
Cost of goods sold	88,551	86,016	164,649	163,401
Gross profit	51,094	29,289	84,755	48,352
Operating expenses
Selling, general and administrative	30,249	24,257	57,206	49,058
Income (Loss) from operations	20,845	5,032	27,549	(706)
Other income (expense)
Unrealized gain/(loss) on derivative instruments	988	(3,242)	2,201	5,464
Foreign currency gain/(loss)	170	(43)	781	(144)
Interest income	268	3	281	10
Interest expense	(15)	(56)	(30)	(83)
Total other income (expense)	1,411	(3,338)	3,233	5,247
Income before income taxes	22,256	1,694	30,782	4,541
Income tax expense	(4,269)	(555)	(6,090)	(1,175)
Net income	$17,987	$1,139	$24,692	$3,366
Net income per common share
Basic	$0.32	$0.02	$0.44	$0.06
Diluted	$0.31	$0.02	$0.42	$0.06
Weighted-average number of common shares outstanding
Basic	56,325,013	55,626,861	56,186,727	55,594,558
Diluted	58,854,063	55,804,448	58,103,502	55,752,597
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$17,987	$1,139	$24,692	$3,366
Other comprehensive income (loss):
Foreign currency translation adjustment	(64)	(196)	109	(450)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$17,923	$943	$24,801	$2,916
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Shareholders’ Equity
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	Amount
Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
Net income	—	—	—	—	—	—	—	2,227	—	—	—	2,227	—	2,227
Stock-based compensation	—	—	—	—	—	—	2,386	—	—	—	—	2,386	—	2,386
Exercise of stock options	26,845	—	—	—	26,845	—	151	—	—	—	—	151	—	151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(254)	—	—	(254)	—	(254)
Balance at March 31, 2022	53,678,322	$537	8,113,105	$81	61,791,427	$618	$137,267	$49,596	$(870)	6,206,200	$(58,928)	$127,683	$—	$127,683
Net income	—	—	—	—	—	—	—	1,139	—	—	—	1,139	—	1,139
Stock-based compensation expense	—	—	—	—	—	—	1,814	—	—	—	—	1,814	—	1,814
Exercise of stock options	66,272	1	—	—	66,272	1	89	—	—	—	—	90	—	90
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(196)	—	—	(196)	—	(196)
Balance at June 30, 2022	53,744,594	$538	8,113,105	$81	61,857,699	$619	$139,170	$50,735	$(1,066)	6,206,200	$(58,928)	$130,530	$—	$130,530

Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$55,183	$(994)	6,206,200	$(58,928)	$141,093	$—	$141,093
Net income	—	—	—	—	—	—	—	6,705	—	—	—	6,705	—	6,705
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)	—	(1,070)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	—	—	2,162	—	2,162
Exercise of stock options	185,783	2	—	—	185,783	2	601	—	—	—	—	603	—	603
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	173	—	—	173	—	173
Balance at March 31, 2023	54,297,928	$543	8,113,105	$81	62,411,033	$624	$147,973	$60,818	$(821)	6,206,200	$(58,928)	$149,666	$—	$149,666
Net income	—	—	—	—	—	—	—	17,987	—	—	—	17,987	—	17,987
Stock-based compensation	—	—	—	—	—	—	2,102	—	—	—	—	2,102	—	2,102
Exercise of stock options	230,857	2	—	—	230,857	2	2,112	—	—	—	—	2,114	—	2,114
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64)	—	—	(64)	—	(64)
Balance at June 30, 2023	54,528,785	$545	8,113,105	$81	62,641,890	$626	$152,187	$78,805	$(885)	6,206,200	$(58,928)	$171,805	$—	$171,805
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$24,692	$3,366
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	340	945
(Gain)/loss on disposal of equipment	(1)	—
Bad debt expense	177	157
Unrealized (gain)/loss on derivative instruments	(2,201)	(5,464)
Stock-based compensation	4,264	4,200
Noncash lease expense	561	513
Changes in operating assets and liabilities:
Accounts receivable	(46,605)	(27,167)
Inventory	27,253	4,730
Prepaid expenses, net supplier advances, and other assets	2,769	(5,713)
Accounts payable, accrued expenses, and other liabilities	14,822	(8,939)
Net cash provided by (used in) operating activities	26,071	(33,372)
Cash flows from investing activities:
Cash paid for property and equipment	(487)	(857)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(482)	(857)
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	2,717	242
Borrowings on credit facility	—	22,000
Repayments of borrowings on credit facility	—	—
Cash received (paid) on notes payable	(12)	(16)
Net cash provided by (used in) financing activities	2,705	22,226
Effects of exchange rate changes on cash and cash equivalents	371	(276)
Net increase/(decrease) in cash and cash equivalents	28,665	(12,279)
Cash and cash equivalents at beginning of the period	19,629	28,690
Cash, cash equivalents and restricted cash at end of the period (1)	$48,294	$16,411
1Includes $326 and $0 of restricted cash as of June 30, 2023 and 2022, respectively, that were included in other current assets.
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
The Company was incorporated in Delaware as All Market Inc. on January 17, 2007. On September 9, 2021, we changed our name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which is marketed and distributed primarily in the United States.
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
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of June 30, 2023 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022.
During the six months ended June 30, 2023, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, except for the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):
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
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Additionally, uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of the conflict between Ukraine and Russia) and the high interest rate and inflationary cost environment make estimates and assumptions difficult to calculate with precision. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, determining the accounts receivables reserve, assessing goodwill for impairment, determining the value of trade promotions, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
Concentration of Credit Risk
The Company’s cash and accounts receivable are subject to concentrations of credit risk. The Company’s cash balances are primarily on deposit with banks in the U.S. which are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At times, such cash may be in excess of the FDIC insurance limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality institutions, which may include banks, financial institutions and investment firms, and invest daily or reserve operating cash in money market funds, government securities, bank obligations, municipal securities or other investment vehicles with short-term maturities.
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 53% and 54% of total net sales for the six months ended June 30, 2023 and 2022, respectively. In addition, the two customers in aggregate also accounted for 52% and 39% of total accounts receivable as of June 30, 2023 and December 31, 2022, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies and Note 16, Subsequent Events regarding additional information on our major customers.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new accounting standard introduced the current expected credit losses methodology ("CECL") for estimating allowances for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loans and trade receivables. ASU 2016-13 is effective for the Company, as an Emerging Growth Company ("EGC"), for annual and interim reporting periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023 using the modified retrospective method for all financial assets in scope. The amounts for reporting periods beginning after January 1, 2023 are presented under ASC 326 methodology, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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
Recently Issued Accounting Pronouncements
As a company with less than $1.235 billion of revenue during the last fiscal year, the Company currently qualifies as an EGC as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Based on the closing share price and the market value of the Company's common stock held by non-affiliates as of June 30, 2023, the Company will be deemed a large accelerated public company filer as of December 31, 2023. As a result, beginning with the Annual Report on Form 10-K for the year ending December 31, 2023, the Company will not be able to rely on the extended transition period noted above and will be required to adopt all new accounting pronouncements within the same time periods as public companies.
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
Disaggregation of Revenue

The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended June 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$95,004	$12,720	$107,724
Private Label	24,059	5,053	29,112
Other	2,200	609	2,809
Total	$121,263	$18,382	$139,645

	Three Months Ended June 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$76,436	$11,124	$87,560
Private Label	20,547	2,946	23,493
Other	3,510	742	4,252
Total	$100,493	$14,812	$115,305

	Six Months Ended June 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$164,142	$22,278	$186,420
Private Label	49,109	7,719	56,828
Other	4,784	1,372	6,156
Total	$218,035	$31,369	$249,404

	Six Months Ended June 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$135,291	$19,473	$154,764
Private Label	43,627	5,711	49,338
Other	6,186	1,465	7,651
Total	$185,104	$26,649	$211,753
4. INVENTORY
Inventory consists of the following:

	June 30, 2023	December 31, 2022
Raw materials and packaging	$3,856	$5,771
Finished goods	53,309	78,344
Inventory	$57,165	$84,115
5. GOODWILL
Goodwill consists of the following:

	June 30, 2023	December 31, 2022
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with the acquisition of Runa, which was acquired in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition.

6. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Notes payable
Vehicle loans	37	48
	$37	$48
Current	19	23
Non-current	$18	25
2020 Credit Facility
In May 2020, the Company entered into the five-year credit facility with Wells Fargo Bank, National Association ("Wells Fargo") consisting of a revolving line of credit, which currently provides for committed borrowings of $60,000 (the "2020 Credit Facility"). As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under its 2020 Credit Facility. The 2020 Credit Facility is collateralized by substantially all of the Company's assets. In December 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The borrowings made before the December 2022 amendment bore interest at rates based on either: 1) LIBOR or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to the December 2022 amendment was the same.
The maturity date on the 2020 Credit Facility is May 12, 2026.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $15 and $83 for the three months ended June 30, 2023 and 2022, respectively. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $30 and $109 for the six months ended June 30, 2023 and 2022, respectively.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of June 30, 2023, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. For any cases for which management believes that it is probable that it will incur a loss and the amount of such loss can be reasonably estimated, a provision for legal settlements will be recorded. As of June 30, 2023 and December 31, 2022, the Company has not recorded any liabilities relating to legal settlements.

Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Six Months Ended June 30,		June 30, 2023	December 31, 2022
	2023	2022
Customer A	30%	31%	29%	16%
Customer B	23%	23%	23%	23%
One of the customers acquired less than 5% ownership in the Company upon consummation of the Company's initial public offering ("IPO"). The same customer also vested in 100,000 restricted stock awards during the period ended March 31, 2023 as discussed in Note 10, Stockholders' Equity. The customer continues to hold less than 5% ownership in the Company as of June 30, 2023.

As discussed in Note 16, Subsequent Events, the private label volume and net sales with one of the major customers is expected to significantly decrease in the future.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Six Months Ended June 30,
	2023	2022
Supplier A	20%	15%
Supplier B	15%	12%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of June 30, 2023 and December 31, 2022, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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

The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	55,619	6,823	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	$3,898	$(38)	Derivative liabilities
Receive USD/pay GBP	26,214	(389)	Derivative liabilities
Receive USD/pay CAD	4,082	(12)	Derivative liabilities
Receive THB/sell USD	23,222	(648)	Derivative liabilities

December 31, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$23,702	$1,104	Derivative assets
Receive BRL/sell USD	46,301	2,314	Derivative assets
Receive USD/pay CAD	4,819	188	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	604	(7)	Derivative liabilities
Receive THB/sell USD	21,990	(64)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,
	2023	2022
Unrealized gain/(loss) on derivative instruments	$988	$(3,242)
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$1,572	$873
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Six Months Ended June 30,
	2023	2022
Unrealized gain/(loss) on derivative instruments	$2,201	$5,464
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$2,643	$958
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
The Company applies recurring fair value measurements to its derivative instruments in accordance with ASC Topic 820, Fair Value Measurements ("ASC 820"). In determining fair value, the Company used a market approach and incorporated the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable internally developed inputs.
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

The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
June 30, 2023	$—	$5,736	$—	$5,736
December 31, 2022	$—	$3,535	$—	$3,535
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of June 30, 2023 and December 31, 2022, the Company held 6,206,200 shares, respectively, in treasury stock. As of June 30, 2023 and December 31, 2022, the Company had 3,225,704 and 2,898,930 shares, respectively, of common stock available for issuance upon the conversion of outstanding stock awards under the 2021 Incentive Award Plan ("2021 Plan").
On May 23, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC, as the representative of the underwriters named in Schedule I thereto (collectively, the "Underwriters"), and a stockholder of the Company, Verlinvest Beverages SA (the "Selling Stockholder"), relating to an underwritten public offering of 5,000,000 shares (the "Offering") of the Company’s common stock at a price to the public of $23.00 per share (the "Common Stock"), before deducting underwriting discounts. Pursuant to the Underwriting Agreement, all 5,000,000 shares of Common Stock were sold by (the "Selling Stockholder"). Under the terms of the Underwriting Agreement, the Selling Stockholder granted the Underwriters an option exercisable for 30 days to purchase up to an additional 750,000 shares of Common Stock from the Selling Stockholder at the public offering price, less underwriting discounts and commissions, which option was exercised in full prior to the closing of the Offering. The closing of the Offering occurred on May 26, 2023. The Company did not receive any of the proceeds from the sale of the shares. Additionally, the Company incurred $856 of administrative expenses related to the Offering, which were expensed in the three months ended June 30, 2023.
Warrants—All service and exit warrants expired as of December 31, 2021. As such, there was no warrant activity for the six months ended June 30, 2023.
Stock-based Compensation—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of: (i) the total then outstanding shares of common shares and; (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company could grant employees, directors and consultants stock options and restricted stock awards and had the authority to establish the specific terms of each award, including exercise price, expiration and vesting. Only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of the Company’s common stock on the date of grant and have a ten-year contractual term.
The stockholders of the Company approved the adoption of the 2021 Plan, which was effective after the closing of the Company's IPO completed in October 2021. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan.
The Company recognized stock-based compensation expense of $1,951 and $1,502 for the three months ended June 30, 2023 and 2022, respectively, in selling, general and administrative expenses. Additionally, the stock compensation expense of $3,248 and $3,580 was recognized for the six months ended June 30, 2023 and 2022, respectively, in selling, general and administrative expenses. For the restricted stock units ("RSUs") previously granted to a major customer, $151 and $312 was recognized for the three months ended June 30, 2023 and June 30, 2022, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue. The Company recognized $1,016 and $620 for the six months ended June 30, 2023 and June 30, 2022, respectively, as a reduction in transaction price revenue for this major customer.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. There were 285,146 new service-based stock option awards granted during the six months ended June 30, 2023. Exercises of stock options during the three and six months ended June 30, 2023, are disclosed in the Condensed Consolidated Statements of Non-controlling Interests and Stockholders' Equity" in Part I, Item I in this Quarterly Report on Form 10-Q.
Option Awards with Performance and Market-based Vesting Conditions
There are also stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, including revenue and gross margin targets. There are also stock option awards containing performance and market vesting conditions, such as options vesting upon occurrence of an IPO or other qualifying liquidity event and upon achieving a predetermined equity value of the Company.
During the six months ended June 30, 2022, certain awards that contained performance-based vesting conditions were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material. There were no modifications during the six months ended June 30, 2023.
There were 412,341 new stock option awards granted during the six months ended June 30, 2023 with performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets.
Service & Performance based Restricted Stock and Restricted Stock Unit Awards ("RSUs")
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the six months ended June 30, 2023, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets.
Also included in these awards are $3 million of shares of restricted common stock granted at the time of the IPO to entities affiliated with a significant customer, at a price per share granted at the IPO of $15.00, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement has not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. Assuming the distribution agreement is not terminated by either party for cause, the remaining 50% will be released on March 31, 2024. The grant was accounted for as a stock-based sales incentive based on guidance in ASC 606 and is reflected as a reduction in the transaction price of revenue on the basis of the grant-date fair-value measure in accordance with the stock compensation guidance in ASC 718.
During the six months ended June 30, 2023, there were 189,634 service based and 17,742 performance based RSUs granted, which had an aggregate grant date fair value of $3,793.
11. INCOME TAXES
For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $4,269 and $555, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded $6,090 and $1,175, respectively, in income tax expense in its condensed consolidated statements of operations.

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

As of June 30, 2023 and December 31, 2022, the Company recorded liabilities for income tax uncertainties in its consolidated balance sheets of $106 and $144, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company is subject to income tax examinations by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:

Net income	$17,987	$1,139	$24,692	$3,366
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,325,013	55,626,861	56,186,727	55,594,558
Effect of conversion of stock options	2,529,050	177,587	1,916,775	158,039
Weighted-average number of common shares used in earnings per share—diluted	58,854,063	55,804,448	58,103,502	55,752,597
Earnings per share—basic	$0.32	$0.02	$0.44	$0.06
Earnings per share—diluted	$0.31	$0.02	$0.42	$0.06
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	54,008	2,372,656	560,721	2,369,686
13. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the U.S. and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever & Ever), and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment.
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

Information about the Company’s operations by operating segment as of the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$139,645	$115,305	$249,404	$211,753
Americas	121,263	100,493	218,035	185,104
International	18,382	14,812	31,369	26,649
Gross profit	$51,094	$29,289	$84,755	$48,352
Americas	45,109	26,710	74,258	43,006
International	5,985	2,579	10,497	5,346

	As of June 30,	As of December 31,
	2023	2022
Total segment assets	$245,423	$197,757
Americas	184,637	156,588
International	60,786	41,169

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation	2023	2022	2023	2022
Total gross profit	$51,094	$29,289	$84,755	$48,352
Less:
Selling, general, and administrative expenses	30,249	24,257	57,206	49,058
Income (loss) from operations	$20,845	$5,032	$27,549	$(706)
Less:
Unrealized gain/(loss) on derivative instruments	988	(3,242)	2,201	5,464
Foreign currency gain/(loss)	170	(43)	781	(144)
Interest income	268	3	281	10
Interest expense	(15)	(56)	(30)	(83)
Income before income taxes	$22,256	$1,694	$30,782	$4,541
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Six Months Ended June 30,	2023	2022
United States	$204,152	$174,818
All other countries(1)	45,252	36,935
Net sales	$249,404	$211,753
___________

(1)	No individual country is greater than 10% of total net sales for the six months ended June 30, 2023 and 2022.

The following table provides information related to the Company’s property and equipment, net by country:

	June 30, 2023	December 31, 2022
United States	$610	$683
Ecuador	503	503
Singapore	1,452	1,288
All other countries(1)	161	105
Property and equipment, net (including asset held for sale)	$2,726	$2,579
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of June 30, 2023 and December 31, 2022.
14. RELATED-PARTY TRANSACTIONS
Director Nominee Agreements - On May 24, 2022, two members of the Board of Directors appointed under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash and equity compensation earned in connection with their board of director services to Verlinvest Beverages SA. Based on the aforementioned nominee agreements, RSUs granted to these two directors will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest
Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors. As of June 30, 2023 and December 31, 2022, there is only one current member of the Board of Directors that is subject to this nominee agreement.
Distribution Agreement with Shareholder—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders who held over 5% ownership in the Company, which extended through December 31, 2022 and has been continued upon the mutual agreement of each party. As of June 30, 2023, the stockholder's ownership in the Company is less than 5%. The distribution agreement granted the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $1,397 and $2,074 for the three months ended June 30, 2023 and 2022, respectively, and $2,987 and $3,406 for the six months ended June 30, 2023 and 2022, respectively. The amounts due from the stockholder in accounts receivable, net were $474 and $753 as of June 30, 2023 and December 31, 2022, respectively. Amounts payable to the stockholder in accounts payable were $0 and $38 as of June 30, 2023 and December 31, 2022, respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $33 and $58 for the three months ended June 30, 2023 and 2022, respectively, and $87 and $97 for the six months ended June 30, 2023 and 2022, in selling, general, and administrative expense ("SG&A") for this service agreement.

15. ASSET HELD FOR SALE

The asset group held for sale consists of a farm in Ecuador which was the source of Guayusa leaves for our Runa products. Since the Company is able to source Guayusa through alternative means to produce the Runa products, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in SG&A during the third quarter of 2022. The remaining carrying amount as of June 30, 2023 and December 31, 2022 is listed below. These assets held for sale do not qualify for discontinued operations reporting.

Asset held for sale	Amount
Land	$503

16. SUBSEQUENT EVENTS

The stock option awards described in Note 10, Stockholders' Equity, containing performance and market vesting conditions, include a grant to the current CEO in 2019 that vest upon occurrence of an initial public offering or other qualifying liquidity event and upon achieving a predetermined equity value of the Company. As of July 31, 2023, the performance and market vesting conditions were achieved and the remaining stock compensation expense of $762 for this award will be accelerated and recognized in the third quarter of 2023.

Based on recent negotiations with one of our major customers disclosed in Note 7, Commitments and Contingencies, a joint decision was made to start to discontinue the private label supply relationship as the terms required to retain the business were contrary to the Company's long term margin targets. While there is some uncertainty about the timing of this transition, the Company expects a significant decline in its private label net sales over the next 12 months with potential impact beginning as early as the fourth quarter of 2023. The Company does not expect this change to impact its branded business with this customer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2022 and filed with the Securities and Exchange Commission ("SEC") on March 14, 2023 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and other factors set forth in the Form 10-K and this Quarterly Report on Form 10-Q.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and have extended our business into other healthy hydration categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and a large supplier of Private Label coconut water.

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

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom and China. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and foodservice channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports and educational institutions.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. Based on recent negotiations with one of our major customers disclosed in Note 7, Commitments and Contingencies, a joint decision was made to start to discontinue the private label supply relationship as the terms required to retain the business were contrary to the Company's long term margin targets. While there is some uncertainty about the timing of this transition, we expect a significant decline in our private label net sales over the next 12 months with potential impact beginning as early as the fourth quarter of 2023. We do not expect this change to impact our branded business with this customer. There is no certainty about the expected decline in net sales for 2024, however, based on current assumptions, the loss of private label business could result in a mid-single digit percentage decrease in net sales as compared to net sales in 2023 as our brand growth initiatives are not expected to fully offset the loss of this private label business. Other than this change in business and the changes noted below in "Impact of COVID-19 and the Current Geopolitical and Economic Instability," there have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance.” Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.

Impact of Global Events Causing Macroeconomic Uncertainty
Uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of the conflict between Ukraine and Russia) and the high interest rate and inflationary cost environment may affect our business. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” in our Form 10-K.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022, respectively:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$139,645	$115,305	$249,404	$211,753
Cost of goods sold	88,551	86,016	164,649	163,401
Gross profit	51,094	29,289	84,755	48,352
Operating expenses
Selling, general, and administrative	30,249	24,257	57,206	49,058
Income (loss) from operations	20,845	5,032	27,549	(706)
Other income (expense)
Unrealized gain/(loss) on derivative instrument	988	(3,242)	2,201	5,464
Foreign currency gain/(loss)	170	(43)	781	(144)
Interest income	268	3	281	10
Interest expense	(15)	(56)	(30)	(83)
Total other income (expense)	1,411	(3,338)	3,233	5,247
Income before income taxes	22,256	1,694	30,782	4,541
Income tax expense	(4,269)	(555)	(6,090)	(1,175)
Net income	$17,987	$1,139	$24,692	$3,366
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$95,004	$76,436	$18,568	24.3%	$164,142	$135,291	$28,851	21.3%
Private Label	24,059	20,547	3,512	17.1%	49,109	43,627	5,481	12.6%
Other	2,200	3,510	(1,310)	(37.3%)	4,784	6,186	(1,402)	(22.7%)
Subtotal	121,263	100,493	20,770	20.7%	218,035	185,104	32,931	17.8%
International segment
Vita Coco Coconut Water	12,720	11,124	$1,596	14.3%	22,278	19,473	$2,805	14.4%
Private Label	5,053	2,946	2,107	71.5%	7,719	5,711	2,008	35.2%
Other	609	742	(132)	(17.8)%	1,372	1,465	(93)	(6.3)%
Subtotal	$18,382	$14,812	$3,570	24.1%	$31,369	$26,649	$4,720	17.7%
Total net sales	$139,645	$115,305	$24,340	21.1%	$249,404	$211,753	$37,651	17.8%
For the three and six months ended June 30, 2023, the primary driver of the consolidated net sales increase of 21.1% and 17.8%, respectively, was increased case equivalents ("CE") volume growth of 17.4% and 13.2%, respectively, coupled with some benefits from net pricing actions on branded net sales, partially offset by some price decreases on private label products.

Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Americas segment
Vita Coco Coconut Water	10,056	8,304	1,752	21.1%	17,277	14,599	2,678	18.3%
Private Label	2,609	2,137	472	22.1%	5,269	4,867	402	8.3%
Other	210	526	(316)	(60.1)%	449	892	(443)	(49.7)%
Subtotal	12,875	10,967	1,908	17.4%	22,995	20,358	2,637	13.0%
International segment*
Vita Coco Coconut Water	1,761	1,625	136	8.4%	3,161	2,831	330	11.7%
Private Label	647	421	226	53.7%	1,041	834	207	24.8%
Other	16	13	3	24.0%	36	26	10	39.1%
Subtotal	2,424	2,059	365	17.7%	4,238	3,691	547	14.8%
Total volume (CE)	15,299	13,026	2,273	17.4%	27,233	24,049	3,184	13.2%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $20.8 million, or 20.7%, to $121.3 million for the three months ended June 30, 2023 from $100.5 million for the three months ended June 30, 2022. The increase is primarily driven by CE volume growth of 17.4%, impacted by an additional promotional period at a key retailer for Vita Coco Coconut Water products, as well as benefits from branded net pricing actions. Americas net sales increased by $32.9 million, or 17.8%, to $218.0 million for the six months ended June 30, 2023 from $185.1 million for the six months ended June 30, 2022. The increase is primarily driven by CE volume growth of 13.0%, benefiting from an additional promotional period at a key retailer for Vita Coco Coconut Water products, along with benefits from branded pricing actions.
Vita Coco Coconut Water net sales increased by $18.6 million, or 24.3%, to $95.0 million for the three months ended June 30, 2023, from $76.4 million for the three months ended June 30, 2022. The increase was primarily driven by CE volume growth of 21.1%, which benefited from an additional promotional period at a key retailer, alongside benefits from pricing actions. Vita Coco Coconut Water net sales increased by $28.9 million, or 21.3%, to $164.1 million for the six months ended June 30, 2023, from $135.3 million for the six months ended June 30, 2022. The increase was primarily driven by CE volume growth of 18.3%, which included an additional promotional period at a key retailer, with pricing actions also contributing to growth.
Private Label net sales increased $3.5 million, or 17.1%, to $24.1 million for the three months ended June 30, 2023, from $20.5 million for the three months ended June 30, 2022, mostly driven by CE volume growth of 22.1% in addition to price decreases conceded due to the reduction of transportation costs. Private Label net sales increased $5.5 million, or 12.6%, to $49.1 million for the six months ended June 30, 2023, from $43.6 million for the six months ended June 30, 2022, mostly driven by CE volume growth of 8.0% coupled with benefits from pricing actions also contributing to growth.
Net sales from Other products decreased by $1.3 million, or 37.3%, to $2.2 million for the three months ended June 30, 2023 from $3.5 million for the three months ended June 30, 2022. Net sales from Other products decreased by $1.4 million, or 22.7%, to $4.8 million for the six months ended June 30, 2023 from $6.2 million for the six months ended June 30, 2022. The decrease in both periods is primarily due to volume decline.

International Segment
International net sales increased by $3.6 million, or 24.1%, to $18.4 million for the three months ended June 30, 2023, from $14.8 million for the three months ended June 30, 2022. The increase is primarily driven by CE volume growth of 17.7% coupled with some benefits from pricing actions. International net sales increased by $4.7 million, or 17.7%, to $31.4 million for the six months ended June 30, 2023, from $26.6 million for the six months ended June 30, 2022. The increase is primarily driven by higher CE volume growth of 14.8% with some benefits from pricing actions.
Vita Coco Coconut Water net sales increased by $1.6 million, or 14.3%, to $12.7 million for the three months ended June 30, 2023, from $11.1 million for the three months ended June 30, 2022. The increase was driven by CE volume growth of 8.4%, primarily in the European region. Vita Coco Coconut Water net sales increased by $2.8 million, or 14.4%, to $22.3 million for the six months ended June 30, 2023, from $19.5 million for the six months ended June 30, 2022. The increase was due to CE volume growth of 11.7%, primarily driven by the European region.
Private Label net sales increased by $2.1 million, or 71.5%, to $5.1 million for the three months ended June 30, 2023 from $2.9 million for the three months ended June 30, 2022. The increase was driven primarily by CE volume growth in Europe. Private Label net sales increased by $2.0 million or 35.2%, to $7.7 million for the six months ended June 30, 2023, from $5.7 million for the six months ended June 30, 2022. The increase was driven primarily by CE volume growth in Europe.
Net sales from Other products was relatively flat on a dollar basis for the three and six months ended June 30, 2023 compared to the prior year periods.
Gross Profit

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Cost of goods sold
Americas segment	$76,155	$73,784	$2,371	3.2%	$143,777	$142,099	$1,678	1.2%
International segment	12,396	12,232	164	1.3%	20,872	21,302	(430)	(2.0)%
Total cost of goods sold	$88,551	$86,016	$2,535	2.9%	$164,649	$163,401	$1,248	0.8%
Gross profit
Americas segment	$45,109	$26,710	$18,399	68.9%	$74,258	$43,006	$31,252	72.7%
International segment	5,985	2,579	3,406	132.1%	10,497	5,346	5,151	96.4%
Total gross profit	$51,094	$29,289	$21,805	74.4%	$84,755	$48,352	$36,403	75.3%
Gross margin
Americas segment	37.2%	26.6%		10.6%	34.1%	23.2%		10.9%
International segment	32.6%	17.4%		15.2%	33.5%	20.1%		13.4%
Consolidated	36.6%	25.4%		11.2%	34.0%	22.8%		11.2%

On a consolidated basis, cost of goods sold increased $2.5 million, or 2.9%, to $88.6 million for the three months ended June 30, 2023, from $86.0 million for the three months ended June 30, 2022. Cost of goods sold increased $1.2 million, or 0.8%, to $164.6 million for the six months ended June 30, 2023, from $163.4 million for the six months ended June 30, 2022. On a consolidated and segment basis, the increases in both periods were primarily driven by higher CE volume offset by lower transportation costs.
On a consolidated basis, gross profit increased $21.8 million, or 74.4%, to $51.1 million for the three months ended June 30, 2023, from $29.3 million for the three months ended June 30, 2022. Gross profit increased $36.4 million, or 75.3%, to $84.8 million for the six months ended June 30, 2023, from $48.4 million for the six months ended June 30, 2022. This was a result of strong CE volume growth, benefits from pricing actions and decreased transportation costs. As a result, gross margin increased approximately 11 percentage points to 36.6% for the three months ended June 30, 2023, as compared to 25.4% for the three months ended June 30, 2022, and increased by approximately 11 percentage points to 34.0% for the six months ended June 30, 2023, as compared to 22.8% for the six months ended June 30, 2022.

Operating Expenses

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Selling, general, and administrative	$30,249	$24,257	$5,992	24.7%	57,206	49,058	8,148	16.6%
Selling, General and Administrative Expenses
During the three months ended June 30, 2023, SG&A increased by $6.0 million, or 24.7%, versus the three months ended June 30, 2022. The increase was primarily driven by an increase of $3 million in personnel related expenses and a $3 million increase in marketing expenses, coupled with an increase of $1 million in professional fees due to costs related to the secondary stock offering completed in May 2023. During the six months ended June 30, 2023, SG&A increased by $8.1 million, or 16.6%, versus the six months ended June 30, 2022. The increase was primarily driven by an increase of $4 million in personnel related expenses and an increase of $3 million in marketing expenses, along with an increase of $1 million in professional fees due to costs related to the offering.
Other Income (Expense), Net

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$988	$(3,242)	$4,230	130.5%	$2,201	$5,464	$(3,263)	59.7%
Foreign currency gain/(loss)	170	(43)	213	495.3%	$781	(144)	925	642.4%
Interest income	268	3	265	8833.3%	$281	10	271	2710.0%
Interest expense	(15)	(56)	41	73.2%	$(30)	(83)	53	(63.9%)
	$1,411	$(3,338)	$4,749	142.3%	$3,233	$5,247	$(2,014)	(38.4%)

Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended June 30, 2023 and 2022, we recorded gains of $1.0 million and losses of $3.2 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts. During the six months ended June 30, 2023 and 2022, we recorded gains of $2.2 million and $5.5 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the six months ended June 30, 2023 related to the contracts hedging the Brazilian real. All forward foreign currency exchange contracts were entered into to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit and Thai baht.
Foreign Currency Gain/(Loss)
For the three months ended June 30, 2023, the change in foreign currency gain/(loss) was immaterial. Foreign currency gain was $0.8 million for the six months ended June 30, 2023, as compared to $0.1 million loss for the six months ended June 30, 2022. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The increase in interest income for the three and six months ended June 30, 2023 compared to the same prior year period was primarily related to interest income on cash invested with financial institutions, reflecting improved cash balances and interest rates versus prior periods.

Interest Expense
Interest expense decreased for the three and six months ended June 30, 2023 compared to the same prior year period, which was driven by the decreased borrowings on the 2020 Credit Facility.
Income Tax Expense

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Income tax expense	(4,269)	(555)	$(3,714)	669.2%	$(6,090)	$(1,175)	$(4,915)	418.3%
Tax rate	19.2%	32.7%			19.8%	25.9%
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
For the six months ended June 30, 2023 and June 30, 2022, our effective tax rate was 19.8% and 25.9%, respectively. The effective tax rate for the period ending June 30, 2023 is lower than the U.S. statutory rate of 21% primarily as a result of the windfall benefit of exercising stock options. The effective tax rate for the period ending June 30, 2022 is higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the U.S. where the Company operates. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expenses in relation to the pre-tax profits.
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
These non-GAAP measures are a key metric used by management and our Board of Director to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.

A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	17,987	1,139	24,692	3,366
Depreciation and amortization	175	475	340	945
Interest income	(268)	(3)	(281)	(10)
Interest expense	15	56	30	83
Income tax expense	4,269	555	6,090	1,175
EBITDA	22,178	2,222	30,871	5,559
Stock-based compensation (a)	2,102	1,813	4,264	4,200
Unrealized (gain)/loss on derivative instruments (b)	(988)	3,242	(2,201)	(5,464)
Foreign currency (gain)/loss (b)	(170)	43	(781)	144
Secondary Offering Costs (c)	856	—	856	—
Adjusted EBITDA	$23,978	$7,320	$33,009	$4,439
____________
(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Reflects other non-recurring expenses related to costs associated with the secondary offering in which Verlinvest Beverages SA sold shares of the Company in an underwritten public offering, which closed on May 26, 2023. The Company did not receive any proceeds from the sale of the shares.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $48.0 million and $19.6 million of cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. From time to time, we supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
Considering recent market conditions and our business assumptions, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2020 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the condensed consolidated financial statements included herein and the foreseeable future.
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

Cash Flows
The following tables summarize our sources and uses of cash:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$26,071	$(33,372)	$59,443	178.1%
Investing activities	(482)	(857)	375	43.8%
Financing activities	2,705	22,226	(19,521)	(87.8%)
Effects of exchange rate changes on cash and cash equivalents	371	(276)	647	(234.4%)
Net (decrease)/increase in cash and cash equivalents	$28,665	$(12,279)	$40,944	333.4%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the six months ended June 30, 2023, $59.4 million more net cash was generated by operating activities compared to the six months ended June 30, 2022. The higher cash generation was driven by the increase in net income after adjusting for non-cash items, primarily reflecting higher sales and improvements in transportation costs, and working capital timing.
Investing Activities
During the six months ended June 30, 2023 as compared to six months ended June 30, 2022, cash used in investing activities decreased driven by cash paid for property and equipment.
Financing Activities
During the six months ended June 30, 2023 compared to the six months ended June 30, 2022, net cash provided by financing activities was $20 million lower primarily driven by lower borrowings on the 2020 Credit Facility during 2023 compared to 2022.
Debt
We had an immaterial amount of debt outstanding as of June 30, 2023 and December 31, 2022, which was related to vehicle loans.
2020 Credit Facility
The 2020 Credit Facility currently provides for committed borrowings of $60.0 million. We may repay outstanding balances under the 2020 Credit Facility at any time without premium or penalty. In December 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to LIBOR to SOFR. Borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus a spread defined in the credit agreement the Spread; or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio. The maturity date on the 2020 Credit Facility is May 12, 2026.
The borrowings made before the December 2022 amendment bore interest at rates based on either: 1) LIBOR; or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.5%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to amendment was the same.
The outstanding balance on the 2020 Credit Facility was zero as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of June 30, 2023 was less than $0.1 million.
For additional information, see Note 6, Debt, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of June 30, 2023 and December 31, 2022 , the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of June 30, 2023 and December 31, 2022.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our net sales, cost of goods sold and operating expenses. We use derivative financial instruments to reduce our net exposure to foreign currency fluctuations. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We generally target to hedge a majority of our forecasted yearly foreign currency exchange exposure through a 24-month rolling layered approach and leave a portion of our currency forecast floating at spot rate. Our currency forecast and hedge positions are reviewed quarterly. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in ‘‘Other income (expense), net” in the condensed consolidated statements of operations appearing elsewhere in this Quarterly Report on Form 10-Q.
The total notional values of our forward exchange contracts were $113.0 million and $97.4 million as of June 30, 2023 and December 31, 2022, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $2.2 million for the six months ended June 30, 2023, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $5.6 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of June 30, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. We have seen significant inflation on transportation costs compared to 2020 levels caused by COVID-19 related global supply chain disruptions and more general inflation effects, which put pressure on our costs and margins related to economic and geopolitical instability. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. In the six months ended June 30, 2023, we have experienced a reduction in transportation rates from their recent peaks, but general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the six months ended June 30, 2023, sales to two customers represented approximately 53% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended June 30, 2023:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
The Michael Kirban Revocable Trust	A trust controlled by Michael Kirban (Co-Founder, Executive Chairman and Chairman of the Board)	Adoption	June 15, 2023	September 14, 2023 to September 13, 2024	Up to 240,000 shares of common stock
Ira Liran	Director	Adoption	June 15, 2023	September 14, 2023 to September 13, 2024	Up to 76,000 shares of common stock
The Ira Liran 2012 Family Trust	A trust controlled by Mr.Liran	Adoption	June 15, 2023	September 14, 2023 to September 13, 2024	Up to 268,000 shares of common stock
Martin Roper	Chief Executive Officer	Adoption	June 12, 2023	September 15, 2023 to September 13, 2024	Up to 144,694 shares of common stock

The Christopher G. Roper Exempt Family Trust	A trust for which Mr.Roper's spouse is the trustee	Adoption	June, 12, 2023	September 15, 2023 to September 13, 2024	Up to 143,394 shares of common stock
The Peter S. Roper Exempt Family Trust	A trust for which Mr. Roper’s spouse is the trustee	Adoption	June, 12, 2023	September 15, 2023 to September 13, 2024	Up to 143,394 shares of common stock
The Thomas L. Roper Exempt Family Trust	A trust for which Mr. Roper’s spouse is the trustee	Adoption	June, 12, 2023	September 15, 2023 to September 13, 2024	Up to 143,394 shares of common stock
Jonathan Burth	Chief Operating Officer	Adoption	June 15, 2023	September 14, 2023 to February 9, 2024	Up to 60,000 shares of common stock and up to 160,000 shares of common stock issuable to Mr. Burth upon exercise of fully vested stock options
Jane Prior	Chief Marketing Officer	Adoption	June 15, 2023	September 14, 2023 to March 29, 2024	Up to 140,000 shares of common stock
Charles van Es	Chief Sales Officer	Adoption	June 12, 2023	September 14, 2023 to February 9, 2024	Up to 90,000 shares of common stock

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

THE VITA COCO COMPANY, INC.

Date: August 3, 2023	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)