Form 10-Q
period 2023-09-30
Vita Coco Company, Inc.
filed 2023-11-02
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 56,756,005 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$94,885	$19,629
Accounts receivable, net of allowance of $2,849 at September 30, 2023, and $2,898 at December 31, 2022	79,577	43,350
Inventory	50,380	84,115
Supplier advances	1,525	1,534
Derivative assets	3,147	3,606
Asset held for sale	—	503
Prepaid expenses and other current assets	17,794	22,181
Total current assets	247,308	174,918
Property and equipment, net	2,225	2,076
Goodwill	7,791	7,791
Supplier advances	3,462	4,360
Deferred tax assets, net	4,251	4,256
Right-of-use assets, net	1,718	2,679
Other assets	1,724	1,677
Total assets	$268,479	$197,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,411	$15,910
Accrued expenses and other current liabilities	51,242	38,342
Notes payable, current	15	23
Derivative liabilities	1,371	71
Total current liabilities	74,039	54,346
Notes payable, long-term	15	25
Other long-term liabilities	1,822	2,293
Total liabilities	75,876	56,664
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 62,962,205 and 62,225,250 shares issued at September 30, 2023 and December 31, 2022, respectively 56,756,005 and 56,019,050 shares outstanding at September 30, 2023 and December 31, 2022, respectively	629	622
Additional paid-in capital	158,244	145,210
Retained earnings	93,969	55,183
Accumulated other comprehensive loss	(1,311)	(994)
Treasury stock, 6,206,200 shares at cost as of September 30, 2023, and December 31, 2022, respectively	(58,928)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	192,603	141,093
Total liabilities and stockholders’ equity	$268,479	$197,757
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$138,064	$124,043	$387,468	$335,796
Cost of goods sold	81,893	91,467	246,542	254,868
Gross profit	56,171	32,576	140,926	80,928
Operating expenses
Selling, general and administrative	32,649	23,960	89,855	73,018
Income (Loss) from operations	23,522	8,616	51,071	7,910
Other income (expense)
Unrealized gain/(loss) on derivative instruments	(3,959)	952	(1,758)	6,416
Foreign currency gain/(loss)	(1,211)	(364)	(430)	(508)
Interest income	824	20	1,105	30
Interest expense	(1)	(130)	(31)	(213)
Total other income (expense)	(4,347)	478	(1,114)	5,725
Income before income taxes	19,175	9,094	49,957	13,635
Income tax expense	(4,011)	(1,836)	(10,101)	(3,011)
Net income	$15,164	$7,258	$39,856	$10,624
Net income per common share
Basic	$0.27	$0.13	$0.71	$0.19
Diluted	$0.26	$0.13	$0.68	$0.19
Weighted-average number of common shares outstanding
Basic	56,493,757	55,785,622	56,290,195	55,658,946
Diluted	59,271,757	56,579,912	58,494,045	56,029,069
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,164	$7,258	$39,856	$10,624
Other comprehensive income (loss):
Foreign currency translation adjustment	(426)	(102)	(317)	(552)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$14,738	$7,156	$39,539	$10,072
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	Amount
Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	$47,369	$(616)	6,206,200	$(58,928)	$123,173
Net income	—	—	—	—	—	—	—	2,227	—	—	—	2,227
Stock-based compensation	—	—	—	—	—	—	2,386	—	—	—	—	2,386
Exercise of stock awards	26,845	—	—	—	26,845	—	151	—	—	—	—	151
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(254)	—	—	(254)
Balance at March 31, 2022	53,678,322	$537	8,113,105	$81	61,791,427	$618	$137,267	$49,596	$(870)	6,206,200	$(58,928)	$127,683
Net income	—	—	—	—	—	—	—	1,139	—	—	—	1,139
Stock-based compensation expense	—	—	—	—	—	—	1,814	—	—	—	—	1,814
Exercise of stock awards	66,272	1	—	—	66,272	1	89	—	—	—	—	90
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(196)	—	—	(196)
Balance at June 30, 2022	53,744,594	$538	8,113,105	$81	61,857,699	$619	$139,170	$50,735	$(1,066)	6,206,200	$(58,928)	$130,530
Net income	—	—	—	—	—	—	—	7,258	—	—	—	7,258
Stock-based compensation expense	—	—	—	—	—	—	1,457	—	—	—	—	1,457
Exercise of stock awards	271,493	2	—	—	271,493	2	2,468	—	—	—	—	2,470
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(102)	—	—	(102)
Balance at September 30, 2022	54,016,087	$540	8,113,105	$81	62,129,192	$621	$143,095	$57,993	$(1,168)	6,206,200	$(58,928)	$141,613

Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$55,183	$(994)	6,206,200	$(58,928)	$141,093
Net income	—	—	—	—	—	—	—	6,705	—	—	—	6,705
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	—	—	2,162
Exercise of stock awards	185,783	2	—	—	185,783	2	601	—	—	—	—	603
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	173	—	—	173
Balance at March 31, 2023	54,297,928	$543	8,113,105	$81	62,411,033	$624	$147,973	$60,818	$(821)	6,206,200	$(58,928)	$149,666
Net income	—	—	—	—	—	—	—	17,987	—	—	—	17,987
Stock-based compensation	—	—	—	—	—	—	2,102	—	—	—	—	2,102
Exercise of stock awards	230,857	2	—	—	230,857	2	2,112	—	—	—	—	2,114
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64)	—	—	(64)
Balance at June 30, 2023	54,528,785	$545	8,113,105	$81	62,641,890	$626	$152,187	$78,805	$(885)	6,206,200	$(58,928)	$171,805
Net income	—	—	—	—	—	—	—	15,164	—	—	—	15,164
Stock-based compensation	—	—	—	—	—	—	2,862	—	—	—	—	2,862
Exercise of stock awards	320,315	3	—	—	320,315	3	3,195	—	—	—	—	3,198
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(426)	—	—	(426)
Balance at September 30, 2023	54,849,100	$548	8,113,105	$81	62,962,205	$629	$158,244	$93,969	$(1,311)	6,206,200	$(58,928)	$192,603
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$39,856	$10,624
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	503	1,442
(Gain)/loss on disposal of equipment	19	—
Bad debt expense	255	348
Unrealized (gain)/loss on derivative instruments	1,758	(6,416)
Stock-based compensation	7,126	5,657
Impairment loss on assets held for sale	363	619
Noncash lease expense	966	963
Changes in operating assets and liabilities:
Accounts receivable	(37,234)	(20,696)
Inventory	33,815	(255)
Prepaid expenses, net supplier advances, and other assets	5,215	(4,433)
Accounts payable, accrued expenses, and other liabilities	17,361	(6,034)
Net cash provided by (used in) operating activities	70,003	(18,181)
Cash flows from investing activities:
Cash paid for property and equipment	(533)	(907)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(528)	(907)
Cash flows from financing activities:
Proceeds from exercise of stock awards	5,915	2,675
Borrowings on credit facility	—	22,000
Repayments of borrowings on credit facility	—	(12,500)
Cash received (paid) on notes payable	(18)	(22)
Net cash provided by (used in) financing activities	5,897	12,153
Effects of exchange rate changes on cash and cash equivalents	212	(544)
Net increase/(decrease) in cash and cash equivalents	75,584	(7,479)
Cash and cash equivalents at beginning of the period	19,629	28,690
Cash, cash equivalents and restricted cash at end of the period (1)	$95,213	$21,211
1Includes $328 and $0 of restricted cash as of September 30, 2023 and 2022, respectively, that were included in other current assets.
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
The Company has nine wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, as well as All Market Europe, Ltd. (“AME”) in the United Kingdom of which the Company became the sole shareholder as of December 31, 2021.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of September 30, 2023 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022.
During the nine months ended September 30, 2023, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, except for the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as described in Note 2, under "Recently Adopted Accounting Pronouncements".
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. GAAP.
Principles of Consolidation
The condensed consolidated financial statements include all the accounts of the wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Additionally, uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts) and the high interest rate and inflationary cost environment make estimates and assumptions difficult to calculate with precision. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, determining the accounts receivables reserve, assessing goodwill for impairment, determining the value of trade promotions, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 51% and 55% of total net sales for the nine months ended September 30, 2023 and 2022, respectively. In addition, the two customers in aggregate also accounted for 51% and 39% of total accounts receivable as of September 30, 2023 and December 31, 2022, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on our major customers.
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
Recently Issued Accounting Pronouncements
As a company with less than $1.235 billion of revenue during the last fiscal year, the Company currently qualifies as an EGC as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Based on the closing share price and the market value of the Company's Common Stock, par value $0.01 per share ("Common Stock"), held by non-affiliates as of June 30, 2023, the Company will be deemed a large accelerated public company filer as of December 31, 2023. As a result, beginning with the Annual Report on Form 10-K for the year ending December 31, 2023, the Company will not be able to rely on the extended transition period noted above and will be required to adopt all new accounting pronouncements within the same time periods as public companies.
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
Disaggregation of Revenue

The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended September 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$89,683	$11,350	$101,033
Private Label	28,257	5,421	33,678
Other	2,706	647	3,353
Total	$120,646	$17,418	$138,064

	Three Months Ended September 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$82,643	$10,637	$93,280
Private Label	24,786	3,810	28,596
Other	1,367	800	2,167
Total	$108,796	$15,247	$124,043

	Nine Months Ended September 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$253,825	$33,628	$287,453
Private Label	77,366	13,140	90,506
Other	7,490	2,019	9,509
Total	$338,681	$48,787	$387,468

	Nine Months Ended September 30, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$217,934	$30,110	$248,044
Private Label	68,413	9,521	77,934
Other	7,553	2,265	9,818
Total	$293,900	$41,896	$335,796
4. INVENTORY
Inventory consists of the following:

	September 30, 2023	December 31, 2022
Raw materials and packaging	$2,736	$5,771
Finished goods	47,644	78,344
Inventory	$50,380	$84,115
5. GOODWILL
Goodwill consists of the following:

	September 30, 2023	December 31, 2022
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with an acquisition, which occurred in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition.

6. DEBT
The table below details the outstanding balances on the Company’s debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable
Vehicle loans	30	48
	$30	$48
Current	15	23
Non-current	$15	25
2020 Credit Facility
In May 2020, the Company entered into the five-year credit facility with Wells Fargo Bank, National Association ("Wells Fargo") consisting of a revolving line of credit, which currently provides for committed borrowings of $60,000 (the "2020 Credit Facility"). As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under its 2020 Credit Facility. The 2020 Credit Facility is collateralized by substantially all of the Company's assets. In December 2022, the Company amended the 2020 Credit Facility to transition the interest rate from reference to the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
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
The maturity date on the 2020 Credit Facility is May 12, 2026.
Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $15 and $140 for the three months ended September 30, 2023 and 2022, respectively. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $46 and $249 for the nine months ended September 30, 2023 and 2022, respectively.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of September 30, 2023, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. For any cases for which management believes that it is probable that it will incur a loss and the amount of such loss can be reasonably estimated, a provision for legal settlements will be recorded. As of September 30, 2023 and December 31, 2022, the Company has not recorded any liabilities relating to legal settlements.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Nine Months Ended September 30,		September 30, 2023	December 31, 2022
	2023	2022
Customer A	29%	31%	27%	16%
Customer B	22%	24%	24%	23%
One of the customers acquired less than 5% ownership in the Company upon consummation of the Company's initial public offering ("IPO"). The same customer also vested in 100,000 restricted stock awards during the period ended March 31, 2023 as discussed in Note 10, Stockholders' Equity. The customer continues to hold less than 5% ownership in the Company as of September 30, 2023.

The Company previously announced that it expected to cease supplying a major customer with private label coconut water and private label coconut oil, with the transition potentially happening as early as the fourth quarter of 2023. At the request of this private label customer, the Company now expects to continue the supply relationship through 2024 for a significant portion of their private label coconut water needs.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Nine Months Ended September 30,
	2023	2022
Supplier A	20%	16%
Supplier B	14%	13%
Supplier C	10%	5%
Supplier D	10%	6%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of September 30, 2023 and December 31, 2022, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$56,415	$2,745	Derivative assets
Receive USD/pay EUR	4,892	94	Derivative assets
Receive USD/pay GBP	22,954	250	Derivative assets
Receive USD/pay CAD	4,610	58	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$22,341	$(1,371)	Derivative liabilities

December 31, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$23,702	$1,104	Derivative assets
Receive BRL/sell USD	46,301	2,314	Derivative assets
Receive USD/pay CAD	4,819	188	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	604	(7)	Derivative liabilities
Receive THB/sell USD	21,990	(64)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022
Unrealized gain/(loss) on derivative instruments	$(3,959)	$952
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$1,909	$881
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Nine Months Ended September 30,
	2023	2022
Unrealized gain/(loss) on derivative instruments	$(1,758)	$6,416
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$4,552	$1,839
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
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

The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent consideration liability
September 30, 2023	$—	$1,776	$—	$1,776
December 31, 2022	$—	$3,535	$—	$3,535
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of September 30, 2023 and December 31, 2022, the Company held 6,206,200 shares, respectively, in treasury stock. As of September 30, 2023 and December 31, 2022, the Company had 3,117,657 and 2,898,930 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding stock awards under the 2021 Incentive Award Plan ("2021 Plan").
On May 23, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC, as the representative of the underwriters named in Schedule I thereto (collectively, the "Underwriters"), and a stockholder of the Company, Verlinvest Beverages SA (the "Selling Stockholder"), relating to an underwritten public offering of 5,000,000 shares (the "Offering") of Common Stock at a price to the public of $23.00 per share, before deducting underwriting discounts. Pursuant to the Underwriting Agreement, all 5,000,000 shares of Common Stock were sold by the Selling Stockholder. Under the terms of the Underwriting Agreement, the Selling Stockholder granted the Underwriters an option exercisable for 30 days to purchase up to an additional 750,000 shares of Common Stock from the Selling Stockholder at the public offering price, less underwriting discounts and commissions, which option was exercised in full prior to the closing of the Offering. The closing of the Offering occurred on May 26, 2023. The Company did not receive any of the proceeds from the sale of the shares. Additionally, the Company incurred $856 of administrative expenses related to the Offering, which were expensed in the nine months ended September 30, 2023.
Subsequent to September 30, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $40 million of Common Stock. Refer to Note 16, Subsequent Events for further details.
Warrants—All service and exit warrants expired as of December 31, 2021. As such, there was no warrant activity for the nine months ended September 30, 2023.
Stock-based Compensation—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of: (i) the total then outstanding shares of common shares: and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company could grant employees, directors and consultants stock options and restricted stock awards and had the authority to establish the specific terms of each award, including exercise price, expiration and vesting. Only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of Common Stock on the date of grant and have a ten-year contractual term.
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Plan, which was effective after the closing of the Company's IPO completed in October 2021. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants will be made under the 2014 Plan. The maximum number of shares of our common stock available for issuance under the 2021 Plan is equal to the sum of (i) 3,431,312 shares of our common stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board of Directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options, or ISOs. The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, other incentive awards, SARs, and cash awards.
The Company recognized stock-based compensation expense of $2,709 and $1,142 for the three months ended September 30, 2023 and 2022, respectively, in selling, general and administrative expenses. Additionally, the stock compensation expense of $5,957 and $4,722 was recognized for the nine months ended September 30, 2023 and 2022, respectively, in selling, general and administrative expenses. For the RSUs previously granted to a major customer, $153 and $315 was recognized for the three months ended September 30, 2023 and September 30, 2022, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue. The Company recognized $1,169 and $935 for the nine months ended September 30, 2023 and September 30, 2022, respectively, as a reduction in transaction price revenue for this major customer.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. There were 296,693 new service-based stock option awards granted during the nine months ended September 30, 2023. Exercises of stock options during the three and nine months ended September 30, 2023, were 314,210 and 583,201, respectively.
Option Awards with Performance and Market-based Vesting Conditions
There are also stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, including revenue and gross margin targets. There are also stock option awards containing performance and market vesting conditions, such as options vesting upon occurrence of an IPO or other qualifying liquidity event and upon achieving a predetermined equity value of the Company. These awards include a grant to the current CEO in 2019 that vest upon occurrence of an initial public offering or other qualifying liquidity event and upon achieving a predetermined equity value of the Company. As of July 31, 2023, the performance and market vesting conditions were achieved and the remaining stock compensation expense of $762 for this award was accelerated and recognized in the three months ended September 30, 2023 .
During the nine months ended September 30, 2022, certain awards that contained performance-based vesting conditions were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material. There were no modifications during the nine months ended September 30, 2023.
There were 412,341 new stock option awards granted during the nine months ended September 30, 2023 with performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets.
Service & Performance based Restricted Stock and RSUs
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the nine months ended September 30, 2023, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets.
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
During the nine months ended September 30, 2023, there were 203,226 service based and 17,742 performance based RSUs granted, which had an aggregate grant date fair value of $4,169. During the three and nine months ended September 30, 2023, awards vested were 6,105 and 153,754, respectively, which includes service based RSUs and restricted stock of the major customer.
11. INCOME TAXES
For the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $4,011 and $1,836, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded $10,101 and $3,011, respectively, in income tax expense in its condensed consolidated statements of operations.

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

As of September 30, 2023 and December 31, 2022, the Company recorded liabilities for income tax uncertainties in its consolidated balance sheets of $106 and $144, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company is subject to income tax examinations by the U.S. Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:

Net income	$15,164	$7,258	$39,856	$10,624
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,493,757	55,785,622	56,290,195	55,658,946
Effect of conversion of stock options	2,778,000	794,290	2,203,850	370,123
Weighted-average number of common shares used in earnings per share—diluted	59,271,757	56,579,912	58,494,045	56,029,069
Earnings per share—basic	$0.27	$0.13	$0.71	$0.19
Earnings per share—diluted	$0.26	$0.13	$0.68	$0.19
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Options to purchase common stock and RSUs	34,178	1,123,845	385,207	1,954,406

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
Information about the Company’s operations by operating segment as of the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$138,064	$124,043	$387,468	$335,796
Americas	120,646	108,796	338,681	293,900
International	17,418	15,247	48,787	41,896
Gross profit	$56,171	$32,576	$140,926	$80,928
Americas	50,208	30,279	124,466	73,285
International	5,963	2,297	16,460	7,643

	As of September 30,	As of December 31,
	2023	2022
Total segment assets	$268,479	$197,757
Americas	200,366	156,588
International	68,113	41,169

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation	2023	2022	2023	2022
Total gross profit	$56,171	$32,576	$140,926	$80,928
Less:
Selling, general, and administrative expenses	32,649	23,960	89,855	73,018
Income (loss) from operations	$23,522	$8,616	$51,071	$7,910
Less:
Unrealized gain/(loss) on derivative instruments	(3,959)	952	(1,758)	6,416
Foreign currency gain/(loss)	(1,211)	(364)	(430)	(508)
Interest income	824	20	1,105	30
Interest expense	(1)	(130)	(31)	(213)
Income before income taxes	$19,175	$9,094	$49,957	$13,635

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Nine Months Ended September 30,	2023	2022
United States	$316,923	$277,987
All other countries(1)	70,545	57,809
Net sales	$387,468	$335,796
___________

(1)	No individual country is greater than 10% of total net sales for the nine months ended September 30, 2023 and 2022.
The following table provides information related to the Company’s property and equipment, net by country:

	September 30, 2023	December 31, 2022
United States	$537	$683
Ecuador	140	503
Singapore	1,396	1,288
All other countries(1)	152	105
Property and equipment, net (including asset held for sale)	$2,225	$2,579
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of September 30, 2023 and December 31, 2022.
14. RELATED-PARTY TRANSACTIONS
Director Nominee Agreements - On May 24, 2022, two members of the Board of Directors appointed under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash and equity compensation earned in connection with their board of director services to Verlinvest Beverages SA. Based on the aforementioned nominee agreements, RSUs granted to these two directors will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest
Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors. As of September 30, 2023 and December 31, 2022, there is only one current member of the Board of Directors that is subject to this nominee agreement.
Distribution Agreement with Shareholder—On October 1, 2019, the Company entered into a distribution agreement with one of its stockholders who held over 5% ownership in the Company, which extended through December 31, 2022 and has been continued upon the mutual agreement of each party. As of September 30, 2023, the stockholder's ownership in the Company is less than 5%. The distribution agreement granted the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. The amount of revenue recognized related to this distribution agreement was $449 and $1,371 for the three months ended September 30, 2023 and 2022, respectively, and $3,436 and $4,777 for the nine months ended September 30, 2023 and 2022, respectively. The amounts due from the stockholder in accounts receivable, net were $198 and $753 as of September 30, 2023 and December 31, 2022, respectively. Amounts payable to the stockholder in accounts payable were $0 and $38 as of September 30, 2023 and December 31, 2022, respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $41 and $63 for the three months ended September 30, 2023 and 2022, respectively, and $128 and $160 for the nine months ended September 30, 2023 and 2022, in selling, general, and administrative expense ("SG&A") for this service agreement.

15. ASSET HELD FOR SALE

The asset group held for sale consists of a farm in Ecuador which was the source of Guayusa leaves for our Runa products. Since the Company is able to source Guayusa through alternative means to produce the Runa products, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in SG&A during the third quarter of 2022. The remaining carrying amount as of September 30, 2023 and December 31, 2022 is listed below. These assets held for sale did not qualify for discontinued operations reporting. As of September 30, 2023, since the asset has been held for sale beyond one year, the Company has reclassified it as held and used within property, plant and equipment and remeasured it at its fair value of $140, which resulted in an additional $363 impairment loss.

	September 30, 2023	December 31, 2022
Asset held for sale - land	$—	$503
16. SUBSEQUENT EVENTS

On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program may be suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2022 and filed with the Securities and Exchange Commission ("SEC") on March 14, 2023 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and other factors set forth in the Form 10-K and Quarterly Reports on Form 10-Q.
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

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom and China. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and food service channels. We are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports and educational institutions.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. Just prior to our second quarter earnings release, we reached agreement with one of our major customers to start to discontinue the private label coconut water and coconut oil supply relationship as the terms required to retain the business were contrary to the Company's long term margin targets. At the request of this private label customer, the Company now expects to continue the supply relationship through 2024 for a significant portion of their private label coconut water needs (as disclosed in Note 7). Other than this change in business and the changes noted below in "Impact of Global Events Causing Macroeconomic Uncertainty," there have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance.” Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.

Impact of Global Events Causing Macroeconomic Uncertainty
Uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts) and the high interest rate and inflationary cost environment may affect our business. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” in our Form 10-K.

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022, respectively:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$138,064	$124,043	$387,468	$335,796
Cost of goods sold	81,893	91,467	246,542	254,868
Gross profit	56,171	32,576	140,926	80,928
Operating expenses
Selling, general, and administrative	32,649	23,960	89,855	73,018
Income (loss) from operations	23,522	8,616	51,071	7,910
Other income (expense)
Unrealized gain/(loss) on derivative instrument	(3,959)	952	(1,758)	6,416
Foreign currency gain/(loss)	(1,211)	(364)	(430)	(508)
Interest income	824	20	1,105	30
Interest expense	(1)	(130)	(31)	(213)
Total other income (expense)	(4,347)	478	(1,114)	5,725
Income before income taxes	19,175	9,094	49,957	13,635
Income tax expense	(4,011)	(1,836)	(10,101)	(3,011)
Net income	$15,164	$7,258	$39,856	$10,624
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$89,683	$82,643	$7,040	8.5%	$253,825	$217,934	$35,891	16.5%
Private Label	28,257	24,786	3,471	14.0%	77,366	68,413	8,953	13.1%
Other	2,706	1,367	1,339	98.0%	7,490	7,553	(63)	(0.8%)
Subtotal	120,646	108,796	11,850	10.9%	338,681	293,900	44,781	15.2%
International segment
Vita Coco Coconut Water	11,350	10,637	$714	6.7%	33,628	30,110	$3,518	11.7%
Private Label	5,421	3,810	1,612	42.3%	13,140	9,521	3,619	38.0%
Other	647	800	(153)	(19.1)%	2,019	2,265	(246)	(10.9)%
Subtotal	$17,418	$15,247	$2,171	14.2%	$48,787	$41,896	$6,891	16.4%
Total net sales	$138,064	$124,043	$14,021	11.3%	$387,468	$335,796	$51,672	15.4%
For the three months ended September 30, 2023, the primary driver of the consolidated net sales increase of 11.3% was increased case equivalents ("CE") volume growth of 12.2%, which was partially offset by decreased price/mix of private label products. For the nine months ended September 30, 2023, the net sales increase of 15.4%, was driven by increased case equivalents ("CE") volume growth of 12.9% coupled with net pricing actions on branded net sales, which were partially offset by price/mix of private label products.

Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Americas segment
Vita Coco Coconut Water	9,234	8,670	564	6.5%	26,511	23,269	3,242	13.9%
Private Label	3,185	2,346	839	35.8%	8,454	7,213	1,241	17.2%
Other	265	200	65	32.5%	714	1,092	(378)	(34.6)%
Subtotal	12,684	11,216	1,468	13.1%	35,679	31,574	4,105	13.0%
International segment*
Vita Coco Coconut Water	1,504	1,581	(77)	(4.9)%	4,665	4,412	253	5.7%
Private Label	725	492	233	47.3%	1,766	1,326	440	33.2%
Other	10	13	(3)	(23.5%)	46	38	8	20.9%
Subtotal	2,239	2,086	153	7.3%	6,477	5,776	701	12.1%
Total volume (CE)	14,923	13,302	1,621	12.2%	42,156	37,350	4,806	12.9%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $11.9 million, or 10.9%, to $120.6 million for the three months ended September 30, 2023 from $108.8 million for the three months ended September 30, 2022. The increase is primarily driven by CE volume growth of 13.1%, which was partially offset by private label price/mix. Americas net sales increased by $44.8 million, or 15.2%, to $338.7 million for the nine months ended September 30, 2023 from $293.9 million for the nine months ended September 30, 2022. The increase is primarily driven by CE volume growth of 13.0%, benefiting from an additional promotional period at a key retailer for Vita Coco Coconut Water products, along with benefits from branded pricing actions which were partially offset by private label price/mix.
Vita Coco Coconut Water net sales increased by $7.0 million, or 8.5%, to $89.7 million for the three months ended September 30, 2023, from $82.6 million for the three months ended September 30, 2022. The increase was primarily driven by CE volume growth of 6.5%, alongside benefits from pricing actions. Vita Coco Coconut Water net sales increased by $35.9 million, or 16.5%, to $253.8 million for the nine months ended September 30, 2023, from $217.9 million for the nine months ended September 30, 2022. The increase was primarily driven by CE volume growth of 13.9%, which included an additional promotional period at a key retailer, with pricing actions also contributing to growth.
Private label net sales increased $3.5 million, or 14.0%, to $28.3 million for the three months ended September 30, 2023, from $24.8 million for the three months ended September 30, 2022, mostly driven by CE volume growth of 35.8%, which was partially offset by product price/mix. Private label net sales increased $9.0 million, or 13.1%, to $77.4 million for the nine months ended September 30, 2023, from $68.4 million for the nine months ended September 30, 2022, mostly driven by CE volume growth of 17.2% in addition to the aforementioned price/mix impacts.
Net sales from Other products increased by $1.3 million, or 98.0%, to $2.7 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022, driven in part by CE volume growth of 32.5% coupled with price/mix benefits. Net sales from Other products decreased by $0.1 million, or 0.8%, to $7.5 million for the nine months ended September 30, 2023 from $7.6 million for the nine months ended September 30, 2022.

International Segment
International net sales increased by $2.2 million, or 14.2%, to $17.4 million for the three months ended September 30, 2023, from $15.2 million for the three months ended September 30, 2022. The increase is primarily driven by CE volume growth of 7.3% coupled with some benefits from pricing actions. International net sales increased by $6.9 million, or 16.4%, to $48.8 million for the nine months ended September 30, 2023, from $41.9 million for the nine months ended September 30, 2022. The increase is primarily driven by higher CE volume growth of 12.1% with some benefits from pricing actions.
Vita Coco Coconut Water net sales increased by $0.7 million, or 6.7%, to $11.3 million for the three months ended September 30, 2023, from $10.6 million for the three months ended September 30, 2022. The increase was driven by strong volume performance in Europe, coupled with more favorable year over year foreign exchange rates, which were partly offset by reduced volume in the Asia Pacific region. Vita Coco Coconut Water net sales increased by $3.5 million, or 11.7%, to $33.6 million for the nine months ended September 30, 2023, from $30.1 million for the nine months ended September 30, 2022. The increase was due to CE volume growth of 5.7%, primarily driven by the European region, alongside more favorable year over year foreign exchange rates and some benefits from pricing actions.
Private label net sales increased by $1.6 million, or 42.3%, to $5.4 million for the three months ended September 30, 2023 from $3.8 million for the three months ended September 30, 2022. The increase was driven primarily by CE volume growth in Europe from new distribution. Private label net sales increased by $3.6 million or 38.0%, to $13.1 million for the nine months ended September 30, 2023, from $9.5 million for the nine months ended September 30, 2022. The increase was driven primarily by CE volume growth in Europe.
Net sales from Other products was relatively flat on a dollar basis for the three and nine months ended September 30, 2023 compared to the prior year periods.
Gross Profit

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Cost of goods sold
Americas segment	$70,437	$78,516	$(8,079)	(10.3)%	$214,214	$220,615	$(6,401)	(2.9)%
International segment	11,456	12,951	(1,495)	(11.5)%	32,328	34,253	(1,925)	(5.6)%
Total cost of goods sold	$81,893	$91,467	$(9,574)	(10.5)%	$246,542	$254,868	$(8,326)	(3.3)%
Gross profit
Americas segment	$50,208	$30,279	$19,929	65.8%	$124,466	$73,285	$51,181	69.8%
International segment	5,963	2,297	3,666	159.6%	16,460	7,643	8,817	115.4%
Total gross profit	$56,171	$32,576	$23,595	72.4%	$140,926	$80,928	$59,998	74.1%
Gross margin
Americas segment	41.6%	27.8%		13.8%	36.8%	24.9%		11.9%
International segment	34.2%	15.1%		19.2%	33.7%	18.2%		15.5%
Consolidated	40.7%	26.3%		14.4%	36.4%	24.1%		12.3%

On a consolidated basis, cost of goods sold decreased $9.6 million, or 10.5%, to $81.9 million for the three months ended September 30, 2023, from $91.5 million for the three months ended September 30, 2022. Cost of goods sold decreased $8.3 million, or 3.3%, to $246.5 million for the nine months ended September 30, 2023, from $254.9 million for the nine months ended September 30, 2022. On a consolidated and segment basis, the decreases in both periods were primarily driven by significantly lower transportation costs, relating to ocean freight and domestic logistics, which were partly offset by higher CE volume.
On a consolidated basis, gross profit increased $23.6 million, or 72.4%, to $56.2 million for the three months ended September 30, 2023, from $32.6 million for the three months ended September 30, 2022. Gross profit increased $60.0 million, or 74.1%, to $140.9 million for the nine months ended September 30, 2023, from $80.9 million for the nine months ended September 30, 2022. This was a result of strong CE volume growth, benefits from branded pricing actions and decreased transportation costs. As a result, gross margin increased approximately 14.4% percentage points to 40.7%

for the three months ended September 30, 2023, as compared to 26.3% for the three months ended September 30, 2022, and increased by approximately 12.3% percentage points to 36.4% for the nine months ended September 30, 2023, as compared to 24.1% for the nine months ended September 30, 2022.
Operating Expenses

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Selling, general, and administrative	$32,649	$23,960	$8,689	36.3%	89,855	73,018	16,837	23.1%
Selling, General and Administrative Expenses
During the three months ended September 30, 2023, SG&A increased by $8.7 million, or 36.3%, versus the three months ended September 30, 2022. The increase was primarily driven by an increase of $5 million in personnel related expenses and a $4 million increase in marketing expenses. During the nine months ended September 30, 2023, SG&A increased by $16.8 million, or 23.1%, versus the nine months ended September 30, 2022. The increase was primarily driven by an increase of $9 million in personnel related expenses and an increase of $7 million in marketing expenses, along with an increase of $1 million in professional fees due to costs related to the Offering which closed on May 26, 2023 (refer to Note 10, Shareholder's Equity).
Other Income (Expense), Net

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$(3,959)	$952	$(4,911)	n/m	$(1,758)	$6,416	$(8,174)	n/m
Foreign currency gain/(loss)	(1,211)	(364)	(847)	n/m	$(430)	(508)	78	n/m
Interest income	824	20	804	n/m	$1,105	30	1,075	n/m
Interest expense	(1)	(130)	129	99.2%	$(31)	(213)	182	(85.4%)
	$(4,347)	$478	$(4,825)	1009.4%	$(1,114)	$5,725	$(6,839)	(119.5%)
____________
n/m—represents percentage calculated not being meaningful
Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended September 30, 2023 and 2022, we recorded losses of $4.0 million and gains of $1.0 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the three months ended September 30, 2023 related to the contracts hedging the British pound and Brazilian real. During the nine months ended September 30, 2023 and 2022, we recorded losses of $1.8 million and gains of $6.4 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the nine months ended September 30, 2023 related to the contracts hedging the British pound and Brazilian real. All forward foreign currency exchange contracts were entered into to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, European euro and Thai baht.
Foreign Currency Gain/(Loss)
For the three months ended September 30, 2023, the change in foreign currency loss was $847 as compared to September 30, 2022. Foreign currency loss was $0.4 million for the nine months ended September 30, 2023, as compared to $0.5 million loss for the nine months ended September 30, 2022. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.

Interest Income
The increase in interest income for the three and nine months ended September 30, 2023 compared to the same prior year period was primarily related to interest income on cash invested with financial institutions, reflecting improved cash balances and interest rates versus prior periods.
Interest Expense
Interest expense decreased for the three and nine months ended September 30, 2023 compared to the same prior year period, which was driven by the decreased borrowings on the 2020 Credit Facility.
Income Tax Expense

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage	2023	2022	Amount	Percentage
Income tax expense	(4,011)	(1,836)	$(2,175)	118.5%	$(10,101)	$(3,011)	$(7,090)	235.5%
Tax rate	20.9%	20.2%			20.2%	22.1%
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

For the three months ended September 30, 2023 and 2022 our effective tax rate was 20.9% and 20.2%. respectively. For the nine months ending September 30, 2023, and September 30, 2022, our effective tax rate was 20.2% and 22.1%, respectively. The effective tax rate for the current period is lower than the U.S. statutory rate of 21% primarily as a result of lower statutory tax rates in countries outside the U.S. that the Company operates in and the corresponding credits available from those taxing jurisdictions to offset U.S. income tax. The effective tax rate for the same period in the prior year is higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. operations of the Company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the U.S. that the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expense in relation to the pre-tax profits.
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

A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	15,164	7,258	39,856	10,624
Depreciation and amortization	163	497	503	1,442
Interest income	(824)	(20)	(1,105)	(30)
Interest expense	1	130	31	213
Income tax expense	4,011	1,836	10,101	3,011
EBITDA	18,515	9,701	49,386	15,260
Stock-based compensation (a)	2,862	1,457	7,126	5,657
Unrealized (gain)/loss on derivative instruments (b)	3,959	(952)	1,758	(6,416)
Foreign currency (gain)/loss (b)	1,211	364	430	508
Secondary Offering Costs (c)	—	—	856	—
Other adjustments (d)	329	1,240	329	1,240
Adjusted EBITDA	$26,876	$11,810	59,885	$16,249
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
(d)Reflects other charges primarily related to the impairment loss related to assets held for sale in both periods and other non-recurring expenses.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $94.9 million and $19.6 million of cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively. From time to time, we supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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

Cash Flows
The following tables summarize our sources and uses of cash:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$70,003	$(18,181)	$88,184	n/m
Investing activities	(528)	(907)	379	41.8%
Financing activities	5,897	12,153	(6,256)	(51.5%)
Effects of exchange rate changes on cash and cash equivalents	212	(544)	756	(139.0%)
Net (decrease)/increase in cash and cash equivalents	$75,584	$(7,479)	$83,063	1110.6%
____________
n/m—represents percentage calculated not being meaningful
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the nine months ended September 30, 2023, $88.2 million more net cash was generated by operating activities compared to the nine months ended September 30, 2022. The higher cash generation was driven by the increase in net income after adjusting for non-cash items, primarily reflecting higher sales and improvements in working capital.
Investing Activities
During the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022, cash used in investing activities decreased driven by cash paid for property and equipment.
Financing Activities
During the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, net cash provided by financing activities was $6.3 million lower primarily driven by lower borrowings on the 2020 Credit Facility during 2023 compared to 2022.
Debt
We had an immaterial amount of debt outstanding as of September 30, 2023 and December 31, 2022, which was related to vehicle loans.
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
The outstanding balance on the 2020 Credit Facility was zero as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of September 30, 2023 was less than $0.1 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of September 30, 2023 and December 31, 2022 , the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of September 30, 2023 and December 31, 2022.
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
The total notional values of our forward exchange contracts were $111.2 million and $97.4 million as of September 30, 2023 and December 31, 2022, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $(1.8) million for the nine months ended September 30, 2023, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $4.6 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of September 30, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. We have seen significant inflation on transportation costs compared to 2020 levels caused by COVID-19 related global supply chain disruptions and more general inflation effects, which put pressure on our costs and margins related to economic and geopolitical instability. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. In the nine months ended September 30, 2023, we have experienced a reduction in transportation rates from their recent peaks, but general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the nine months ended September 30, 2023, sales to two customers represented approximately 51% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of September 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

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

THE VITA COCO COMPANY, INC.

Date: November 2, 2023	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)