Form 10-K
period 2023-12-31
Vita Coco Company, Inc.
filed 2024-02-29
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                              ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). .                       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of registrant's common stock are affiliates for the purpose of this calculation) as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $894.3 million (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Stock Market).

As of February 26, 2024, 56,929,302, shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

•Circana, LLC, Custom Research, MULO + Convenience channels, for the periods ended December 31, 2023 ("Circana US"); and

•Circana, LLC, Total UK Coconut Water Category, Value Sales, 52, Weeks ended December 30, 2023 ("Circana UK").

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

•problems or interruptions with our supply chain and inflation resulting in an increase in shipping expenses and potential cost increases for our products, adverse impacts on our distributor and retail customers’ ability to deliver our products to market;

•our ability to successfully forecast and manage our inventory levels;

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

•pandemics, epidemics or disease outbreaks may disrupt our business, including, among other things, consumption and trade patterns, and our supply chain and production processes;

•our ability to successfully make acquisitions and successfully integrate newly acquired businesses or products in the future;

•climate change, or measures taken to address climate change, may negatively affect our business and operations;

•our dependence on and ability to retain our senior management;

•our suppliers and manufacturing partners compliance with ethical business practices or applicable laws and regulations;

•risks associated with the international nature of our business;

•risks associated with sustainability and corporate social responsibility and our status as a public benefit corporation, including any new requirements to public reporting;

•lawsuits, product recalls or regulatory enforcement actions in connection with real or perceived food safety and food-borne illness incidents, other safety concerns or related to advertising inaccuracies, digital marketing practices, or product mislabeling;

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

•our need for and ability to obtain additional financing to achieve our goals; and

•our ability to service any indebtedness and comply with the covenants imposed under our existing debt agreements.

PART I
Item 1. Business.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and have extended our business into other categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and a large supplier of private label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, and milk offerings. Our other brands include Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023. We supply private label products to key retailers in both the coconut water and coconut oil categories. Additionally, we generate revenue from bulk product sales to beverage and food companies.

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

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.

History

The Vita Coco Company, Inc., formerly known as All Market Inc., was first incorporated as a Delaware corporation in January 2007 and re-incorporated in Delaware as a public benefit corporation in April 2021. We completed an initial public offering (the "IPO") of our common stock in October 2021.

Industry

We operate in the functional beverages industry. Our primary brand Vita Coco Coconut Water competes in the global coconut and plant waters category. Our Vita Coco coconut milk product is a plant-based dairy alternative and our PWR LIFT brand competes in the enhanced isotonic category. We also develop and sell other brands in the beverage category, and occasionally in other categories, as we test our ideas for expanding our product portfolio. The beverage industry, and specifically the functional beverage categories, are significantly larger than the coconut and plant waters category and provide opportunities for potential growth.

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

We are also a leading supplier of private label coconut water, and we compete with other private label suppliers for that business.

Business Operations

As of December 31, 2023, we operate in two business segments: (i) the Americas segment, comprised of our operations primarily in the United States and Canada and (ii) the International segment, comprised of operations primarily in Europe, the Middle East, Africa and the Asia Pacific regions. While over 92% of our business is based on sales of coconut water, we have used our access to market to add other beverage brands with a long-term view to building a diversified beverage platform of compatible brands.

Vita Coco

With the launch of the Vita Coco brand in New York City in 2004, we established coconut water as a premium lifestyle drink in America. Vita Coco is the coconut water category leader with greater than 50% market share in the United States according to Circana US for the 52 weeks ending December 31, 2023, which over indexes to younger households and to more multicultural shoppers.

We offer Vita Coco coconut water as an alternative to sugar-packed sports drinks and other less healthy alternatives. Vita Coco has evolved from a primarily pure coconut water brand to a full portfolio of coconut-based products. The portfolio now includes multiple offerings in the coconut water category with Vita Coco Pressed, Vita Coco Coconut Juice, and Farmers Organic, with offerings in adjacent plant-based categories such as Vita Coco Coconut MLK, Vita Coco Barista and Vita Coco Coconut Oil.

Our key strategies for growth for Vita Coco coconut water include: 1) offering more multipacks in coconut water to increase consumption with core consumers, 2) increasing distribution of other product offerings such as Farmers Organic and Vita Coco Coconut Juice, 3) expanding the number of households that purchase our products, and 4) growing opportunities for new usage generally.

Internationally, our business is anchored by Vita Coco’s presence in the United Kingdom, where it is the chilled coconut water category leader with 89% market share, according to Circana UK, for the 52 weeks ended December 30, 2023. Our United Kingdom commercial team and our supply chain based in Asia have allowed us to sell into other European and Asian countries. Vita Coco coconut water has a presence in key markets such as China, France, Germany, the Middle East, the Benelux region, Spain, the Nordic Region, and Africa.

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

Ever & Ever

Launched in 2019, Ever & Ever is a purified water brand packaged solely in aluminum bottles. Given consumer concerns with the disposal or recyclability of plastic water bottles, we created Ever & Ever to respond to the consumer need for a sustainably packaged water product in aluminum bottles with potential infinite recyclability. Ever & Ever was launched with a focus on the food service and office channels.

PWR LIFT

In 2021, we launched PWR LIFT, a beverage targeted at post-workout and recovery occasions with added nutritional benefits. PWR LIFT is a protein-infused sports drink with electrolytes, BCAAs and zero sugar, designed to provide fitness-minded consumers with protein in a hydrating beverage. In 2022 and 2023, we tested PWR LIFT in select markets including Arizona, North Carolina, South Carolina and Texas. During that time, PWR LIFT became the official sponsor of HYROX, a rapidly-growing competition known as the "World Series of Racing." In early 2024, PWR LIFT will launch in New York City metro area. The brand targets fitness enthusiasts and consumers seeking healthier beverage options, and we plan to grow the brand by focusing on premium retail execution, brand sponsorships, influencer partnerships and social media advertising.

Runa

Runa is a plant-based, natural offering for consumers in the energy drink market. A key ingredient in Runa is guayusa, an Amazonian jungle plant. As of December 2023, we ceased offering this brand.

Supply Chain

We engage contract manufacturers, co-packers and third-party logistics providers to manufacture and distribute our products. Our fixed asset-lite model enhances production flexibility and capacity, and enables us to focus on our core in-house capabilities which include supplier management, logistics, sales and marketing, brand management and customer service. Our well-diversified global manufacturing network spans across 14 coconut water factories in six countries that are operated by our manufacturing partners and five co-packing facilities for products not packaged near source. Our network provides us with significant production capacity and capabilities, and an ability to re-allocate coconut water sourcing in the event of supply chain issues, weather, logistics or other macroeconomic impacts.

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

Raw materials used in our business and by our co-packers consist of ingredients and packaging materials purchased from local, regional and international suppliers. The principal ingredients and packaging include coconut water, Tetra Paks and caps, cardboard cartons, PET bottles, and aluminum bottles and cans. We work with our contract manufacturing partners to purchase our raw ingredients from local suppliers in accordance with rigorous standards to assure responsible sourcing, quality and safety. The majority of our products are produced and packaged with materials sourced from a single supplier, Tetra Pak, whether purchased by us or by our contract manufacturers on our behalf, which provides us efficiency in the packaging and exporting of our products, and furthers our commitment to responsible sourcing, packaging near source and sustainability. Our production contracts are mostly denominated in United States dollars, with some limited contracts in local currencies such as the Brazilian real.

Distribution, Sales and Marketing

Our beverages and other products are sold in club stores, supermarkets, convenience stores, drug stores and e-commerce websites as well as other outlets. Our products are typically shipped directly from our contract manufacturing partners to a network of third-party warehouses located in our selling markets. We go to market in North America through various distribution channels, including a Direct Store Delivery distribution network ("DSD"), Direct-to-Warehouse network ("DTW"), broadline distributors, and our own Direct-to-Consumer ("DTC") channel. We match the customers' needs with the right route to market providing us flexibility for our established brands and for our innovations. Outside of North America, we use a combination of DTW, importers and distributors depending on the needs of the market.

Our European market is primarily retail and e-commerce operator direct sales, with some countries supported by distributor or importer type relationships. In China, we sell to Reignwood Investment (China) Co., Ltd, which is our import and distributor partner for the territory, and, through its affiliates, was one of our significant shareholders prior to 2023. Other countries are serviced through importers with limited retail direct relationships or in partnership with one of our manufacturing partners through licensing or other agreements.

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

As of December 31, 2023, we had over 30 registered trademarks and over 10 pending trademark applications in the United States, as well as over 240 registered trademarks and over 10 pending trademark applications in other countries. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained.

We consider information related to formulas, processes, know-how and methods used in our production and manufacturing as proprietary and endeavor to maintain them as trade secrets. We have in place reasonable measures to keep the above-mentioned items, as well as our business and marketing plans, customer lists and contracts reasonably protected.

Government Regulation

Our products are regulated in the United States as conventional foods. We, along with our distributors and manufacturing and co-packing partners, are subject to extensive laws and regulations in the United States by federal, state and local government authorities including, among others, the U.S. Federal Trade Commission ("FTC"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration and similar state and local agencies. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices and other standard requirements applicable to the production and distribution of conventional food products. We and our manufacturing and co-packing partners are also subject to similar requirements in foreign jurisdictions in which we operate. These types of requirements include: product standards; product safety and reporting; marketing, sales, and distribution; packaging and labeling requirements; nutritional and health claims; advertising and promotion; import and export restrictions; and tariff regulations, duties, and tax requirements.

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

In 2022, The Vita Coco Company, Inc. was designated as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. Through achieving Certified B Corporation status, The Vita Coco Company, Inc. joined its subsidiary, All Market Europe Ltd., a United Kingdom company, which had previously achieved Certified B Corporation status.

We believe that we bring our products to market through a responsibly designed supply chain, and provide farmers and manufacturers the partnership, investment, and training they need to not only reduce waste and environmental impact, but also bring income and opportunity to their local communities. In 2014, we created the Vita Coco Project to support and empower our coconut farming communities by encouraging innovative farming practices, improving education resources, and scaling our business to promote economic prosperity. With our “Give, Grow, Guide” philosophy, we seek to contribute to educational programs and facilities by supporting initiatives to build new classrooms and fund scholarships, with a goal to impact the lives of people in these communities. Additionally, we attempt to partner with other third-party organizations that share and advance our ideals, including fair trade, accessible nutrition and wellness, and environmental responsibility.

We believe this purpose-driven approach has aided our growth as we believe it is strategically aligned with the beliefs of our global consumer base and has improved our supplier relationships. To further support our public benefit purpose and "Give, Grow, Guide" philosophy, we formed the Vita Coco Community Foundation, a standalone nonprofit corporation in December 2023.

Annually, we publish an Impact Report describing the environmental and social impacts of our business. As a public benefit corporation, we are required by Delaware law to provide a biennial statement on our promotion of the public benefits identified in our certificate of incorporation and of the best interests of those materially affected by the corporation's conduct. Our biennial public benefit corporation statement was included in our Impact Report issued in early 2023.

Human Capital

As of December 31, 2023, we had 294 full-time employees. Of these employees, 220 were employed in the United States. None of these employees are represented by labor unions or covered by collective bargaining agreements. We have never experienced a labor-related work stoppage.

Our people are at the heart of our business. Our Board of Directors provides oversight of the policies and procedures relating to talent, leadership, culture and compensation plans for our Executive Chairman and Chief Executive Officer. The Compensation Committee evaluates and approves the compensation plans for our executive officers. We believe that we have been able to attract diverse and highly engaged employees who share our belief in our mission and further promote our inclusive company culture. To monitor the health of our human capital resources, we track turnover, perform exit interviews, conduct periodic employee surveys, hold quarterly town halls with open question and answer sessions, and conduct performance reviews and build development plans to assist each employee achieve their potential. Based on exit interviews and employee surveys, we identify opportunities for improvement in our processes and track our employee engagement levels. We award equity grants with vesting based on continued employment to eligible employees in order to motivate retention and align our employees with our other shareholders.

We promote and value a diverse, equitable and inclusive culture for our employees. Our Diversity and Inclusivity Committee works to celebrate all our employees, educate and recommend improvements to our processes to enhance our organization and our culture. As of December 31, 2023, approximately 47% of our employees identified as female, 49% identified as male, and 4% did not disclose their gender identity. In addition, at the end of 2023, 38% of our employees identified as Black, Indigenous and/or People of Color or two or more races, 48% identified as white, and 13% did not disclose their race. We strive to reflect the diverse identities and cultures of our consumers.
Additional Information

The Vita Coco Company, Inc. was incorporated in Delaware as a corporation in January 2007 and as a public benefit corporation in April 2021. We completed an initial public offering of our common stock in October 2021.
Our website is www.thevitacococompany.com. At our Investor Relations website, investors.thevitacococompany.com, we make available, free of charge, a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (the "SEC"). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
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

Our coconut water accounted for approximately 92% of our revenue for the year ended December 31, 2023. We believe that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally or failure to grow the coconut water category could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets and our significant private label business with several large retailers. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally or a negative decision by a major retailer, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability.

Our supply chain is heavily reliant on third-party partners, and our success is dependent upon our ability to maintain our relationships with existing partners and enter into new arrangements in the future. Any changes to the relationships with our existing partners, including deprioritizing or experiencing delays in our production, or terminating the relationship could adversely affect our business. Furthermore, if we need to find an alternative or new manufacturing or co-packing partner, we would need to spend a significant amount of time and resources to ensure the new partner can meet our standards for quality control and have the necessary capabilities, responsiveness, high-quality service and financial stability, among other things, that align with our values and mission. We may need to assist that manufacturing partner in purchasing and installing packaging and processing capability which may further delay and increase the financial costs of including them in our supply network and increase the financial risk of that relationship. Although we do not rely on our co-packing partners for the sourcing of raw materials, we face similar risks related to the operations and quality of services provided by such partners. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, we may not have the ability to pursue our growth strategy, our sales might decrease, and our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our independent shipping partners transport our products from the country of origin or from our domestic co-packing partners, which are then received by, and subsequently distributed from our third party warehousing and fulfillment service providers to our distributors and retail-direct customers by our third party transportation partners or customer pickup. We depend in large part on the orderly operation of this receiving and distribution process from these third party partners, which depends, in turn, on timely arrival of product from ports or co-packers, availability of outbound and inbound shipping, real-time tracking information on our products location, and effective operations at the warehouses or distribution centers and the ports through which our product flows. Any increase in transportation costs (including increases in fuel costs), increased shipping costs or shipping transit times, increased warehouse costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability including due to labor shortages, and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributor or retail-direct customers. The inability to fulfill or any delays in processing customer or consumer orders from the warehousing or fulfillment centers of our providers, or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties, refunds or credits, and may also adversely affect our reputation.

Additionally, external events beyond our control may affect and cause interruptions or delays in our supply chain. Disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics and other unforeseen or catastrophic events could damage the facilities of our supply chain partners or render them inoperable, effect the flow of product to and from these centers, or impact our ability to manage our partners, making it difficult or impossible for us to process customer or consumer orders for an extended period of time. We could also incur significantly higher costs and longer lead times during the time it takes for our supply chain to react and normalize.

Furthermore, international instability, including volatility in global oil markets or ongoing geopolitical tensions, may affect our supply chain, impacting our rates and capacity to timely supply our products. For instance, recently our shipping routes and costs, have been impacted by ocean carriers avoiding the Red Sea and Gulf of Aden, due to concerns that Houthi forces based in Yemen have been attacking freighters. It is hard to predict where ocean freight rates and capacity will be in the future and what long-term rates could be. A significant part of our business relies on shipping prepackaged coconut water from sourcing countries to our countries of sale so we are very dependent on shipping container prices and service levels and cost increases in shipping have materially impacted our financial results in recent years. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our cash flows and results of operations may be negatively affected if we are not successful in predicting demand and managing our inventory at appropriate levels for the demand that we experience.

Efficient inventory planning and management is a key component of our success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs of holding the products unduly impact our financial results or create obsolete inventory, while ensuring we have adequate inventory to fulfill their needs, if their demand changes unexpectedly.

Maintaining adequate inventory requires significant attention to and monitoring of: market trends, local market demands; performance of our raw material suppliers and manufacturers, our logistics suppliers and distributors; and the collection of data to enable efficient forecasting and inventory management. Although we seek to forecast and plan our product needs sufficiently in advance of anticipated requirements to facilitate reserving production time at our manufacturing and co-packing partners, and arranging for the availability and supply of packaging and ingredient materials, our product takes many weeks to arrive at our warehouses from our manufacturing partners, which reduces our flexibility to react to short term or unexpected consumer demand changes and can require planning as much as six months in advance to coordinate all materials for production. As we expand our operations, it may be more difficult to effectively manage our inventory as the complexity increases. In any cases where consumers might not have access to our products, our reputation and brands could be harmed, and consumers may be less likely to recommend our products in the future. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

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

The coconuts from which our products are sourced, and the harvesting and transportation of them to our manufacturing partners, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, typhoons, pestilence and other shortages and disease, as well as political events and other conditions which can adversely impact quantity and quality, leading to reduced coconut yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. Our manufacturing partners may have general difficulties in obtaining raw materials, particularly coconut derived products, due to our high quality standards. Our current manufacturing partners operate in the Philippines, Sri Lanka, Malaysia, Thailand, Brazil and Vietnam and source coconuts from owned trees and networks of many independent small farmers. Thus, while we attempt to mitigate the risk by sourcing in multiple geographic areas, the supply of coconuts and other ingredients may be particularly affected by any adverse events in these countries or regions. Any disruption in the ability of our manufacturing partners to source coconuts or other raw materials from their local suppliers to produce our finished goods would result in lower sales volumes and increased costs, and may have a material adverse effect on our business, financial condition, results of operations and cash flows if the necessary supply cannot be replaced in a timely manner or at all.

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

In addition to purchasing coconut materials and other ingredients, we negotiate the terms and specifications for the purchase of significant quantities of packaging materials and pallets by our manufacturers and co-packing partners from third parties. The majority of our products are produced and packaged with materials sourced from a single supplier, Tetra Pak. While we believe that we may be able to establish alternative supply relationships for some of these materials, we may be unable to do so in the short term, or at all, at prices or quality levels that are acceptable to us, or in packaging that is acceptable to consumers. Further, any such alternative supplier arrangements may lead to increased costs or delays.

Volatility or inflation in the costs of our packaging materials and other supplies that we or our manufacturing partners purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes or lost relationships. If we are not successful in managing our packaging costs, or if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, financial condition, results of operations and cash flows.

Further, changes in business conditions, pandemics, governmental regulations and other factors beyond our control or that we do not presently anticipate could affect our manufacturing and co-packing partners’ ability to receive components from our existing or future suppliers of such materials or the availability of such components generally. The unavailability of any components for our suppliers could result in production delays and idle manufacturing facilities which may increase our cost of operations and render us unable to fulfill customer orders in a timely manner. In addition, quality issues with packaging materials or packaging processes, could result in the need to replace inventory produced, resulting in increased costs.

We are dependent on distributor and retail customers for most of our sales, and our failure to maintain these relationships or further develop our sales channels could harm our business, financial condition, results of operations and cash flows.

We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our largest distributor customer and the largest retail-direct customer together accounted for approximately 53% of our total net sales as of December 31, 2023. No other customer or distributor represented more than 10% of our total net sales as of December 31, 2023.

A decision by either of our largest retail customer or distributor, or any other major distributor or retail customer, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of product purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as previously disclosed, in 2023 we agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. However, at the request of this customer, we expect to continue the supply relationship through 2024 for a significant portion of their private label coconut water needs. In addition, any store closings or changes in retail strategy by our retail customers, particularly our largest retail customer, could reduce the number of stores or regions carrying our products, or stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any negative change in our relationship with our largest distributor and retail customer or other customers occurs, any other disputes with key customers arose, if we were to lose placement and support of any of our key customers or if any of our key customers consolidate and/or gain greater market power, our business, financial condition, results of operations and cash flows would be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers, particularly our largest distributor and retail customer, experience any operational difficulties or generate less traffic.

Although we aim to enter into long-term agreements with distributors, and historically have renewed, amended or extended them as needed, we cannot guarantee that we will be able to maintain or extend these contractual relationships in the future or that we will be able to do so on attractive terms. If any agreement with a key distributor is terminated or if the performance of such distributor deteriorates, we cannot guarantee that we will be able to find suitable replacement partners on favorable terms, or at all. Distributor contracts also may require that we make payments to terminate or upon non-renewal, and there is no guarantee that the parties will agree on payment terms, or that we will be able to recoup such fees from any replacement distributors. We enter into pricing support and promotional arrangements with our distributors to encourage execution and pricing activity on our brands, and in some cases, offer invasion fees when product is shipped directly to a specific retailer in their geographic market. There is no guarantee that these arrangements will be effective, or that disputes will not arise as to the sharing of the costs of such activity, which could impact our relationship with the distributors or impose additional costs on us.

We generally do not have long-term contracts or minimum purchase volumes with our retail-direct customers beyond promotional price arrangements, except in cases related to private label supply, and the duration of these relationships and terms are subject to change and adjustment based on the performance of the products and our performance as a supplier of these products. For example, pursuant to the terms of the agreement with our largest retail-direct customer, following the initial term, either party is permitted to terminate the agreement without cause with prior notice, and the agreement is non-exclusive and does not impose any minimum purchase or supply requirements. We seek to maintain the relationships with these customers’ private label brands and be their supplier of choice, but we cannot guarantee that we will maintain our share of this business, nor that the economic terms we will negotiate with such customers in the future will be favorable to us. The loss of any part of a key customer’s private label business may negatively impact that customer’s support of our branded products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on our retailer partners’ continuing demand for our products whether supplied directly or supported through distributors and their support of our promotional programs. If our retail partners change their pricing and margin expectations, change their business strategies as a result of industry consolidation or otherwise, maintain and seek to grow their own private-label competitive offerings whether supplied by us or other suppliers, reduce the number of brands they carry or amount of shelf space they allocate to our products, or allocate greater shelf space to, or increase their advertising or promotional efforts for, our competitors’ products, our sales could decrease and our business, financial conditions, results of operations and cash flows may be materially adversely affected.

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

We have developed strong and trusted brands, including our leading Vita Coco brand, that we believe have contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of Vita Coco and other brands. Maintaining, promoting and positioning our brands and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the coconut water category, and our ability to provide a consistent, high-quality consumer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, as part of the licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.

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

Failure to introduce new products or successfully improve existing products or adopt new technology or marketing practices effectively, may adversely affect our ability to continue to grow and may cause us to lose market share and sales.

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

Additionally, the development and introduction of new products requires research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. For example, a failure to incorporate new technology, like artificial intelligence (“AI”), or marketing practices may reduce our ability to compete and operate efficiently. Our competitors also may create or obtain similar formulations first that may hinder our ability to develop new products or enter new categories, which could have a material adverse effect on our growth. If we experience difficulty in partnering with co-packers or manufacturers to produce our new products, it may affect our ability to develop and launch new products and enter new product categories, and scale up supply if successful. Further, if we fail to ensure the efficiency and quality of new production processes and products before they launch, we may experience uneven product quality and supply, which could negatively impact consumer acceptance of new products and negatively impact our sales and brand reputation. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition, results of operations and cash flow may be adversely affected.

Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends, our business may be adversely affected.

Our business is primarily focused on the development, manufacturing, marketing and distribution of coconut water branded and private label products and other “better-for-you” beverages. Consumer demand for our products and interest in our offerings could change based on a number of possible factors, including changes in consumer preferences, dietary habits, refreshment and nutritional habits, concerns regarding the health effects of ingredients, the usage of single use packaging, the impact of our supply chain on our sourcing communities, shifts in preference for various product attributes or consumer confidence, trends within consumer age groups and perceived value and quality for our products relative to alternatives. Consumer trends that we believe favor sales of our products could change based on a number of possible factors. While we continually strive to improve our products through thoughtful, innovative research and development approaches to meet consumer needs, there can be no assurance that our efforts will be successful. If consumer demand for our products decreased, our business, financial condition, results of operations and cash flows may be adversely affected.

Pandemics, epidemics, disease outbreaks or global trade disruption may disrupt our business, including, among other things, consumption and trade patterns, and our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, or global trade disruptions, could negatively affect our business, liquidity, financial condition and results of operations. Any new restrictions related to such matters, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses could have an adverse impact on global economic conditions and impact consumer confidence and spending which might have a material adverse impact on our supply chain, or on some of our customers and could impact the availability and demand for our products and ultimately our financial condition.

Furthermore, given our supply chain is dependent on ocean freight for shipping coconut water from the source countries to the end use markets, we are particularly exposed to ocean freight cost changes, and availability of containers, and to changes or disruptions in global trade.

We could suffer product inventory losses or markdowns and lost revenue in the event of the loss or shutdown of a major manufacturing partner, a local raw materials supplier of a manufacturing partner, or a co-packing partner, due to pandemic conditions in their respective locales. Any interruptions to logistics could impact their ability to operate and ship us product. The potential impact of a pandemic on any of our production or logistics providers could include, but is not limited to, problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce or closure), ability to import and secure ingredients and packaging, product quality issues, costs, production, insurance and reputation. Any of the foregoing could negatively affect the price and availability of our products and impact our supply chain. If these disruptions continue for an extended period of time, our ability to meet the demand for our products may be materially impacted.

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

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for coconut water, oil, cream and other raw materials that are necessary for our current or any future products. Such climate changes may also require us to find manufacturing partners in new geographic areas if the location for best production of coconuts changes, which will require changes to our supply network and investing time and resources with new manufacturing partners, thereby potentially increasing our costs of production. In addition, there is no guarantee that we will be able to maintain the quality and taste of our products as we transition to sourcing coconuts in new geographic areas. Increasing frequency and severity of extreme weather and natural disasters could result in unusual weather patterns, which could affect the supply and demand for our products and lead to negative effects on our business, financial condition, results of operations and cash flow.

Additionally, the increasing concern over climate change may also result in more federal, state, local and foreign legal requirements to reduce or mitigate the effects of greenhouse gases or to reduce packaging and improve recyclability. If such laws are enacted, we may experience significant increases in our costs of operations and delivery, which in turn may negatively affect our business, financial condition, results of operations and cash flows, and may incur increased liability for the accuracy of any public disclosures.

Failure to retain our senior management and key personnel, or to maintain and evolve our culture may adversely affect our operations or our ability to grow successfully.

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

Additionally, our success depends on our ability to attract, train and retain a diverse workforce who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. Pressures in the labor market for talent and wage inflation have been increasing and could increase our future costs of hiring or retaining our employees, and thus impact our profitability. If we are unable to hire and retain employees capable of meeting our business needs, and creating the culture and capability that we desire, our business and brand image may be impaired, including not meeting our B Corp expectations nor our public benefit corporation mission.

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

We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:

•facing difficulties, such as legal, regulatory, personnel, technological, and consumer preference variation risks, as we operate in countries where we have limited experience or presence, or expand our operations into countries in which we have no prior operating history;

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

•exposure to foreign currency exchange rate fluctuations;

•increased exposure to general international market and economic conditions and uncertainty;

•political, economic, environmental, health-related or social uncertainty and volatility;

•the potential for substantial penalties, litigation and reputational risk related to violations of a wide variety of laws, treaties and regulations, including food and beverage regulations, anti-corruption regulations (including, but not limited to, the U.S. Foreign Corrupt Practices Act (“FCPA”), and the U.K. Bribery Act) and data privacy laws and regulations (including the EU’s General Data Protection Regulation);

•the imposition of differing labor and employment laws and standards;

•significant differences in regulations across international markets, including new regulations that could impact requirements applicable to our products and the regulatory impacts on a globally integrated supply chain;

•the varying trademark laws and regulations, or difficulties with international intellectual property protection and problems created by counterfeiting;

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

•the difficulty and costs of maintaining effective data security and meeting different data security regulations;

•global cost and pricing pressures;

•complex supply chain and shipping logistical challenges; and

•unfavorable and/or changing foreign tax treaties and policies.

We are subject to risks related to sustainability and corporate social responsibility.

Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are a Delaware public benefit corporation which has placed additional requirements on our strategies and decision-making to meet our mission. See “—Risks Related to our Existence as a Public Benefit Corporation.” There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. Our efforts to ensure we meet these standards rely on our leadership, contracts, internal and third-party audits and on continued monitoring of potential risks and solutions. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Additionally, if we fail to meet applicable standards or expectations with respect to these issues across any of our products and in any of our operations and activities or those of our third party partners, such as manufacturers and co-packer, our reputation and brand image could be damaged, and our business, financial condition, results of operations and cash flows could be adversely impacted.

Further, we have developed a strong corporate reputation over the years for our focus on responsible sourcing and support of our supplier communities. We seek to conduct our business in an ethical and socially responsible way, which we regard as essential to maximizing stakeholder value, while enhancing community quality, environmental stewardship and furthering the plant-based movement around the world. We are developing environmental and sustainability initiatives that support our societal programs and are consistent with our purpose, but these initiatives require financial expenditures and employee resources and are not yet fully vetted or implemented. If we are unable to meet our sustainability, and environmental, social and governance goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our employees, customers, consumers and investors. There is no guarantee that our pace of progress on our environmental, social and governance initiatives will meet all parties’ expectations, which in turn could result in harm to our reputation and negatively impact our business, financial condition, results of operations and cash flow. In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients and raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our manufacturing and co-packing partners, our distributors or our retail customers, depending on the circumstances, to conduct a recall in accordance with the FDA, regulations and comparable foreign laws and regulations, as well as other regulations and laws in the other jurisdictions in which we operate. Product recalls could result in significant losses due to their associated costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors, retail customers and shelf space or e-commerce prominence, and a potential negative impact on our ability to attract new customers and consumers, and maintain our current customer and consumer base due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. While we maintain batch and lot tracking capability to identify potential causes for any discovered problems, there is no guarantee that in the case of a potential recall, we will effectively be able to isolate all product that might be associated with any alleged problem, or that we will be able to quickly and conclusively determine the root cause or narrow the scope of the recall. Our potential inability to affect a recall quickly and effectively, or manage the consumer and retailer communication in a way that mitigates concerns, might create adverse effects on our business and reputation, including large recall and disposal costs and significant loss of revenue.

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
Our products and operations are subject to state and government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements, or to respond to changes in regulations applicable to our business could adversely affect our business, financial condition, results of operations and cash flows.

The manufacturing, marketing and distribution of food products is highly regulated. We, along with our manufacturing and co-packing partners and our suppliers, are subject to a variety of laws and regulations internationally, which apply to many aspects of our and their businesses, including the sourcing of raw materials, manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of employees and the protection of the environment.

Our products and operations and those of our manufacturing and co-packing partners are subject to oversight by multiple U.S. and international regulatory agencies including the USDA, the FDA, the FTC, the Environmental Protection

Agency (“EPA”), the European Commission and the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health Officers and Trading Standards Officers and the Singapore Food Agency, among others. These agencies regulate, among other things, with respect to our products and operations:

•design, development and manufacturing;

•testing, labeling, content and language of instructions for use and storage;
•product safety;

•marketing, sales and distribution;

•record keeping procedures;

•advertising and promotion;

•recalls and corrective actions; and

•product import and export.

In the United States, for example, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, testing, labeling, marketing, promotion, advertising, storage, distribution and safety of food. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices (“cGMP”), and supplier verification requirements. Certain of our facilities, as well as those of our manufacturing and co-packing partners, are subject to periodic inspection by federal, state and local authorities. We do not control the manufacturing processes of, but rely upon, our third-party manufacturing partners for compliance with cGMPs for the manufacturing of our products that is conducted by our partners. If we or our manufacturing partners cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our manufacturing or co-packing partners’ inability to continue manufacturing for us or could result in a recall of our product that has already been distributed. In addition, we rely upon these parties to maintain adequate quality control, quality assurance and qualified personnel.

Furthermore, there are an increasing number of state and local regulations in the United States related to, among other things, beverage packaging, labeling requirements, container deposits, recycling, or beverage taxes. We anticipate more states to adopt similar legislation or regulations, requiring us to continuously monitor various state laws to ensure compliance. Any failure to comply with these laws or regulations correctly could result in a temporary halt in distribution of our products and other costs, affecting our business and profitability.

Failure by us, our suppliers or our manufacturing and co-packing partners to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our suppliers or manufacturing and co-packing partners’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, untitled letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs or loss of revenue, resulting in a material effect on our business, financial condition, results of operations and cash flows. The regulations to which we are subject are complex and continuously changing, and have tended to become more stringent over time. New labeling and food safety laws could restrict our ability to carry on or expand our operations, result in higher than anticipated costs or lower than anticipated sales, and otherwise make it more difficult for us to realize our goals of achieving a more integrated global supply chain due to the differences in regulations around the world.

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

As of December 31, 2023, we derived 13% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws, including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”), U.S. Customs and Border Protection (“CBP”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials—including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office—to obtain or retain business. It also requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, among other governmental authorities, administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals that target certain countries, regions, governments, businesses and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.

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

As discussed above under, “If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability,” our systems and those of our third party vendors, service providers, and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war, or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our third party vendors and business partners may upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer.

Further, our systems and those of our third-party vendors, service providers, and business partners may be vulnerable to, and have experienced attempted security incidents, attacks by hackers (including ransomware attacks, phishing attacks and other third-party intrusions), acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or business partners, they may be able to commit financial fraud, publish, delete, use inappropriately or modify our private and sensitive third-party information, including credit card information and other personally identifiable personal information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized payments, release of personally identifiable or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target (and even, in many cases, until after having been successfully launched for some time) and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

Security incidents compromising the confidentiality, integrity, and availability of our sensitive information and our systems and those of our third party vendors and business partners could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including human error and bad actors, and security vulnerabilities in the software or systems on which we, or our third party vendors or business partners, rely. Cybercrime and hacking techniques are constantly evolving. We and/or our third-party vendors, service providers, and/or business partners may be unable to stop all attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents may occur in the future, and could result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information (including personal information) that we collect, receive, and process. We employ multiple methods at different layers of our systems designed to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. We expect that third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities including attempts by former, current or future employees to misuse their authorized access and/or gain unauthorized access to our systems. As we rely on a number of our third party vendors and business partners, we are exposed to certain security risks outside of our direct control resulting from our engagements with these parties, and our ability to directly monitor these third-party vendors’ and business partners’ data security is limited. While we take care to vet our vendors and business partners and contract with them to require levels of data security and best practices, and employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our users and our systems from the theft of or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in recent years. Additionally, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure ensure that our insurance will be adequate to cover costs and liabilities related to an incident. Recently, we have experienced spoofing and social engineering incidents and have taken measures such as third-party forensic consultant reviews to ensure that no compromises of our systems have occurred and to mitigate risks of future harm.

Any data security breach, attack, virus or other incident could result in additional financial losses, costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, reputation, financial condition, results of operations and cash flows. Furthermore, regulations and expectations for timely disclosing any cyber security events are evolving, and there are additional risks that in our response to such events, and in our disclosure, we will not meet the appropriate requirements, creating regulatory and litigation risks.

In addition, if any such event resulted in access, disclosure or other loss or unauthorized use of information or data, such as customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners, whether actual or perceived, it could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy laws and regulations, violations of which could result in significant penalties, fines, costs and litigation. The cost of investigating, mitigating and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant and the risk of legal claims in the event of a security breach is increasing. For example, certain of the recently enacted state and international comprehensive privacy laws create a private right of action for certain data breaches and for non-compliance. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductibles or co-insurance requirements, could adversely affect our reputation, business, financial condition, results of operations and cash flows. Any material disruption or slowdown of our systems or those of our third-party vendors or business partners, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasing amounts of proprietary and sensitive data. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems, it can be difficult to detect and determine the scope and impact of data security incidents. Any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services, and increases our compliance costs and litigation risks.

We may collect, maintain, and otherwise process personal information and other data relating to our employees and customers. Additionally, we sell products directly to consumers from our website and rely on a variety of marketing techniques, including email and social media marketing, and we are subject to various laws and regulations that govern such selling, marketing and advertising practices. We are subject to numerous state, federal and international laws, rules and regulations that govern the collection, use and protection of personal information.

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of the European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws , which took effect September 2021, the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023 and expands the California Consumer Privacy Act (“CCPA”) of 2020, Virginia’s Consumer Data Protection Act, which also took effect January 1, 2023, and similar comprehensive privacy laws adopted in other states and jurisdictions including Colorado, Connecticut, and Utah. We anticipate that federal, state and international regulators will continue to enact new legislation related to privacy and cybersecurity. These laws may impose restrictions on our ability to gather and utilize personal information, provide individuals with additional rights around their personal information, and place downstream obligations on our vendors and business partners relating to their use of personal information we provide to them for processing.

Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal information, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations. Further, these laws may require us to take on more onerous obligations in our contracts, add new provisions in data processing agreements ("DPAs") related to the processing of personal information, restrict our ability to store, transfer and process personal information or, in some cases, impact our ability to reach current and prospective customers, or to derive insights from data globally. Cross-border data transfers and the use of data transfer mechanisms now involve additional compliance steps and in the event any court blocks personal information transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes specific requirements for commercial email messages in the United States. Governmental authorities, including in the European Union and the United Kingdom, continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, the uncertain and shifting regulatory environment and trust climate may prompt individuals to opt out of our collection of their personal information. Concern regarding our use of the personal information collected on our websites or via our marketing activities could impact sales of product. Additionally, certain new privacy laws require opt-ins rather than opt-outs for certain personal information, which could reduce some of the data we have historically been able to collect. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from purchasing our products.

Industry-wide incidents or incidents with respect to our websites, including changes in industry standards, regulations, or laws, could deter people from using the internet or our websites to conduct transactions that involve the transmission of personal information, which could harm our business. We also receive data from third-party vendors (e.g., data brokers). While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws.

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

We also rely on proprietary expertise, recipes and formulations and other trade secrets and copyright protection to develop and maintain our competitive position. Obtaining patent protection, if available for any of such proprietary intellectual property, can be time consuming and expensive, and we cannot guarantee that our patent applications would be granted, or if granted, that they would be of sufficient scope to provide meaningful protection. Accordingly, we have in the past decided, and may in future decide, to protect our intellectual property rights in our technologies by maintaining them as trade secrets rather than publicly filing for formal intellectual property registrations such as patents and copyrights.

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

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. We may be required to spend significant resources in order to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, including to protect our trademarks and trade secrets. We cannot assure you that we will have adequate resources to enforce our intellectual property rights, as such enforcement and potential litigation can be costly, time-consuming, and distracting to the Company’s operations. Any such litigation could result in the impairment or loss of portions of our intellectual property, as our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity and enforceability of our intellectual property rights.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. If a third party asserts a claim that our offerings infringe, misappropriate or violate their rights, resulting litigation could be expensive and could divert management attention and resources away from our core business operations. Any claims of trademark or intellectual property infringement, even those without merit, could:

•be expensive and time consuming to defend;

•cause us to cease making, licensing or using products that incorporate the challenged intellectual property, which in turn could harm relationships with customers and distributors and might result in damages;

•require us to redesign, reengineer, or rebrand our products or packaging, if feasible, and might result in large inventory write-offs of unsaleable or unusable materials; and

•require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property which might affect our margins and ability to compete.

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

In May 2020, we entered into a five-year credit facility ("2020 Credit Facility") with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. As of December 31, 2023, we have no outstanding debt under our 2020 Credit Facility. Our ability to make principal and interest payments on and to refinance any indebtedness we incur in the future will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our future debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

Our 2020 Credit Facility imposes certain terms and restrictive covenants of these borrowings and the terms of any future indebtedness will likely impose similar restrictions. The 2020 Credit Facility contains, and agreements governing any future indebtedness may contain, a number of covenants which put some limits on our ability to, among other things:

•sell, transfer or dispose of assets;

•engage in mergers, acquisitions, and other business combinations;

•make dividends and distributions on, or repurchases of, equity;

•incur, assume, or permit to exist additional indebtedness;

•make loans, advances or investments, or give guarantees;

•incur liens; and

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

Any changes to interest rates could affect the value of any investments and interest income thereof, or could significantly change the cost of any borrowing.

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

We generally operate with a small target cash balance, and when that level is exceeded, we invest any excess in interest generating investments with generally short maturities consistent with our projected cash business needs. Any change in interest rates could affect the income from our cash equivalent balance and such investments, and might impact the market value of such holdings

Risks Related to the Ownership of Our Common Stock
Concentration of ownership of our shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of common stock outstanding as of December 31, 2023, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own over 30% of our outstanding shares of common stock. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Furthermore, sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline.
We no longer qualify as an “emerging growth company” within the meaning of the Securities Act and are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We previously qualified as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and elected to take advantage of certain exemptions and relief from various reporting requirements that applied to public companies that are not “emerging growth companies.” As of December 31, 2023, the Company was deemed a large accelerated filer and can no longer take advantage of the exemptions available to “emerging growth companies.” As a large accelerated filer, our independent registered public accounting firm must provide an attestation report on our system of internal control over financial reporting in this Annual Report on Form 10-K, and going forward, if we or our independent registered public accounting firm fails to assert our effectiveness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. This may lead to restricted access to the capital markets or other sources of funds, and our stock price may be adversely affected.

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

There could be significant changes in tax laws and regulations that could result in additional federal income taxes being imposed on us or changes to taxes in other jurisdictions. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Changes in tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our common stock.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on many factors, including historical experience and various other assumptions that we believe to be reasonable under the circumstances, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
As a Delaware public benefit corporation, our focus on a specific public benefit purpose and producing positive effect for society may negatively impact our financial performance or increase legal risk.

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

While directors of a traditional corporation are required to make decisions that they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also how its stakeholders are affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We face significant and persistent cybersecurity risks due to the global nature of our business, the use of information technology systems, infrastructure and data in our business operations and our reliance on third-party vendors, suppliers, customers and business partners. We defend our systems against cybersecurity attacks on a daily basis and rely heavily on the reliability, security and efficiency of our information technology systems and ongoing employee training to face these threats. In addition, to protect our business, we have implemented a cybersecurity risk management program with a robust governance structure and strong mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. These processes include, among other things, annual security awareness training for employees, programs to increase awareness of phishing attempts, tools to detect and monitor unusual network activity, and processes to contain, escalate and respond to incidents. In addition, we have an enterprise Information Security Policy describing our cybersecurity program and governance structure and the processes and procedures in place to identify, mitigate and remediate cybersecurity threats and risks.

To further protect our business, we partner with a third party vendor to provide cybersecurity and risk management as a managed service offering. They provide cybersecurity risk assessment and threat intelligence to the Company, in addition to acting as a managed service provider for our information technology program. We decided to retain a third party for these services given the small size of our Company and internal information technology staff and the quality, comprehensiveness, and cost-effectiveness of the services offered. An internal team, led by our Chief Operating Officer, oversees and works collaboratively with this third party vendor to evaluate the strength of our cybersecurity protocols and the results of testing to determine what additional actions, such as trainings or remedial actions, are necessary to lessen cybersecurity risks. We intend to continue to make investments to monitor and maintain the security of our data and cybersecurity infrastructure.

Third Party Risk Management

We also monitor and manage cybersecurity risks associated with our third-party service providers, including our managed security service provider, suppliers, customers and vendors, through, among other things, the processes set forth in our policies and procedures, due diligence processes, regular oversight, monitoring and auditing of our relationships by internal staff, supplier codes of conduct and escalation practices for reporting issues. We require our third-party providers to meet appropriate security requirements and controls prior to providing access to our internal systems, and investigate and report any security incidents, as appropriate.

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information, see "Risk Factors—Risks Related to Our Information Technology and Intellectual Property" in Part I, Item IA of this Annual Report on Form 10-K.
Cybersecurity Governance
Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors (the "Board") has ultimate oversight of the Company's risk management. In accordance with its charter, the Audit Committee of the Board is responsible for overseeing our enterprise risk management program on behalf of the Board, including material risks related to cybersecurity threats, and reporting on these matters to the Board. The Audit Committee receives regular updates from management, including the information technology and legal teams, on cybersecurity risk resulting from risk assessments and reviews any information on relevant internal and industry cybersecurity incidents and is notified between such updates relative to any incidents which could materially affect the Company. Based on this information, our Audit Committee monitors the Company's cybersecurity program, including potential threats, weaknesses and vulnerabilities, and reviews the policies and procedures in place to prevent, detect and respond to cybersecurity threats and unauthorized access to our information security systems. Significant findings related to cybersecurity, data and technology risks or incidents are regularly reported to and discussed at the Board level. Three members of our Board, included two of our Audit Committee members, are currently pursuing or have received certifications in cyber-risk oversight through the National Association of Corporate Directors.

Management, in coordination with our information technology department, is responsible for assessing the risk of cybersecurity threats and hiring appropriate personnel and third-party consultants to oversee the cybersecurity program. Specifically, these processes are overseen by our multidisciplinary Technology Risk and Information Security Committee, which consists of leaders from our Information Technology, Operations, Internal Audit and Legal teams. Such individuals have an average of over 15 years of prior work experience in various roles across multiple industries involving information technology, risk management, operations and legal matters.
Item 2. Properties.
Our corporate headquarters is located in Manhattan, New York, at 250 Park Avenue South, where we lease office space, which provides support to both our Americas and International segments. As of December 31, 2023, we leased office facilities totaling approximately 29,400 square feet in the United States, Singapore and London, with the Singapore and London facilities primarily supporting our International segment. We believe that our corporate headquarters and other offices are adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.
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
Holders
As of February 26, 2024, there were 40 holders of record of our common stock.

Dividend Policy
We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business, and any authorized share repurchases and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant. In addition, the terms of our current credit facilities contain restrictions on our ability to declare and pay dividends under certain limited circumstances.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The Company did not sell any equity securities during the three months and year ended December 31, 2023 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	—	$—	—	$—
December 1, 2023 - December 31, 2023	30,000	$25.78	30,000	$39.2

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits, and may be suspended or discontinued at any time. During the year ended December 31, 2023, the Company repurchased 30,000 shares at a cost of $0.8 million under this program.

Performance Graph
The following graph illustrates the total return from October 22, 2021 through December 29, 2023, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the NASDAQ Composite Index, and (iv) the NASDAQ US Smart Food & Beverage Index. The graph assumes that $100 was invested on October 22, 2021 in our common stock, the Russell 2000
1

Index, the NASDAQ Composite Index, and the NASDAQ US Smart Food & Beverage Index, and that any dividends were reinvested. The graph assumes our closing sales price on October 22, 2021 of $13.95 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this 10-K filing. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023, all references to 2022 refer to the year ended December 31, 2022 and all references to 2021, refer to the year ended December 31, 2021.
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2023 and 2022 and year-over-year comparisons between the years ended December 31, 2023 and 2022. Discussions of the periods prior to the year ended December 31, 2022 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 and the discussion therein for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Overview
The Vita Coco Company is a leading platform for brands in the functional beverage category. We pioneered packaged coconut water in 2004 and have extended our business into other categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and a large supplier of private label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, and milk offerings. Our other brands include Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023. We supply private label products to key retailers in both the coconut water and coconut oil categories. Additionally, we generate revenue from bulk product sales to beverage and food companies.

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

Vita Coco is available in over 30 countries, with our primary markets in North America, the United Kingdom, and China. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.

Key Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including the key trends and uncertainties highlighted below:
Risks Associated with our Supply Chain and Shipping

    Our global asset lite supply chain model has been an integral part of our ability to efficiently scale our business and compete in the marketplace, and to support our private label business. This asset-lite model allows us to effectively manage total delivery costs and afford greater ability to shift volume between our suppliers to optimize our supply chain, and better manage our supply levels. In addition, our scale of sourcing has allowed us to add capacity as needed and service retailers more reliably, and we believe that our global position as one of the largest and highest quality coconut water procurers in the world protects our customer and supplier relationships.

However, in order to make our supply chain model successful and efficient, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability (including the effects of current wars and other international conflicts) and variability in interest rates, foreign exchange rates and inflationary cost environments may affect our global supply chain. Inflation rates and foreign exchange rate movements varies by country and relevant period, and can impact our expenses significantly.

We experienced significant inflation on transportation costs over the past three years, which affected our costs and margins significantly. Although we saw these transportation costs return to near pre-pandemic levels during 2023, we expect instability in pricing to continue in 2024 caused by recent geopolitical disruption of shipping lanes due to ocean carriers avoiding the Gulf due primarily to concerns that Houthi forces, based in Yemen, may attack freighters. We experienced spot cost increases for ocean freight routes from Asia, and then more significant cost increases when carriers began to route away from the Suez Canal. The changes in shipping container prices and service levels and cost increases in shipping and port congestion related costs have materially impacted our financial results in recent years. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers without impacting our volume, revenue, margins, and operating results and we have no certainty when these pressures may lessen. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business.
Consumer Demand and Relationships with Key Customers
Coconut water accounted for approximately 92% of our revenue for the year ended December 31, 2023 and we believe that sales of coconut water will continue to be a significant portion of our business in the foreseeable future. The coconut water category has been growing steadily in recent years and our Vita Coco brand has successfully gained over 50% market share in the US and over 80% market share in the UK in this category. We are also a significant supplier of private label coconut water and coconut oil products in the US and in Europe. Any material negative change to consumer demand for our products or coconut water generally, or failure to grow the coconut water category, could adversely affect our business. Consumer demand between branded products and private label may vary over time. In order to meet this consumer demand for our products, we also are subject to the risk of overly relying upon our largest customers for both our branded and private label business. In 2023, we announced changes to our supply relationship with a significant private label customer with the expected loss of a significant private label coconut oil business. Any loss of business or changes in our relationships with our key customers can impact our operating results in future periods, as may changes in consumer demand for private label versus branded products.
Ability to Generate Growth Through Product Innovation

The beverage industry is subject to shifting consumer preferences which present opportunities for new beverage occasions, tastes and functional benefits. Our future success is therefore partially dependent on our ability to identify these trends and develop products and brands that effectively meet those needs. We also invest in sales and marketing and execute our sales strategy to develop and deepen consumers’ connection to our brand and new products and to create category growth and increase our branded share. Our innovation efforts focus on developing and marketing product extensions, improving upon the quality and taste profiles of existing products, and introducing new products or brands to meet evolving consumer needs. For example, we introduced Vita Coco juice as our first broad based offering of coconut juice with pulp in cans. In 2023, we expanded distribution of Vita Coco juice, with a focus on convenience stores and, in 2024, we intend to continue to gain distribution in convenience, while expanding to select mass and food retailers.

We maintain in-house research and development capabilities as well as strong third-party relationships with flavor development houses, and we monitor the latest advancements to support continued innovation and learning. Our ability to successfully improve existing products, or develop, market and sell new products or brands, or our ability to grow the category or gain branded share, depends on our commitment and continued investment in sales execution, marketing, innovation, and our willingness to try and fail and learn from our experiences.
Ability to Successfully Execute Both In-Store and Online
To aid the growth of our business, we intend to continue improving our operational efficiency and leverage our brand position across channels, and therefore have a balanced approach to investment and development of capabilities in retail and e-commerce execution. Our DSD network is an important asset in executing physical retail programs and ensuring product availability and visibility in the United States. In 2023, we offered more multi-packs in coconut water in US retail to increase consumption with core consumers, and increased distribution of our other product offerings. Managing our DSD network requires relationship building and communication as to plans, and alignment of goals and interests, and we are not always a top priority for our DSD network. We also continue to expand our business in e-commerce, including our DTC business, and look to adapt our approaches as consumer and retail behavior changes to ensure we remain competitive and visible regardless of channel.
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
Operating Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") include marketing expenses, promotional expenses, and general and administrative expenses. Marketing and promotional expenses consist primarily of costs incurred promoting and marketing our products and are primarily driven by investments to grow our business and retain customers. General and administrative expenses include payroll, employee benefits, stock-based compensation, broker commissions and other headcount-related expenses associated with supply chain & operations, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, depreciation and amortization, and legal, accounting, and professional fees. We expense all SG&A as incurred.
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
•Other—This product category consists of all other products, which includes Runa (until we ceased selling it in December 2023), Ever & Ever and PWR LIFT product offerings, Vita Coco product extensions beyond coconut water, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$493,612	$427,787	$65,825	15.4%
Cost of goods sold	312,883	324,426	(11,543)	(3.6%)
Gross profit	180,729	103,361	77,368	74.9%
Operating expenses
Selling, general and administrative	124,236	100,306	23,930	23.9%
Total operating expenses	124,236	100,306	23,930	23.9%
Income from operations	56,493	3,055	53,438	n/m
Other income (expense)
Unrealized gain (loss) on derivative instrument	(872)	6,606	(7,478)	(113.2%)
Foreign currency gain (loss)	(251)	1,387	(1,638)	(118.1%)
Interest income	2,581	51	2,530	n/m
Interest expense	(31)	(258)	227	(88.0%)
Total other (expense)	1,427	7,786	(6,359)	(81.7%)
Income before income taxes	57,920	10,841	47,079	434.3%
Provision for income taxes	(11,291)	(3,027)	(8,264)	273.0%
Net income	$46,629	$7,814	$38,815	496.7%

n/m—represents percentage calculated not being meaningful
Net Sales
The following table provides a comparative summary of the Company’s net sales by operating segment and product category:

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	$317,221	$275,964	$41,257	15.0%
Private Label	103,166	88,173	14,993	17.0%
Other	9,858	9,485	373	3.9%
Subtotal	$430,245	$373,622	$56,623	15.2%

International segment
Vita Coco Coconut Water	$41,829	$38,570	$3,259	8.4%
Private Label	18,713	12,855	5,858	45.6%
Other	2,825	2,740	85	3.1%
Subtotal	$63,367	$54,165	$9,202	17.0%
Total net sales	$493,612	$427,787	$65,825	15.4%
The primary driver of the consolidated net sales increase of 15.4% was increased case equivalents ("CE") volume growth of 13.4%. Net sales also benefited from branded pricing, which was partially offset by decreased price/mix of private label products.

Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	33,021	29,458	3,563	12.1%
Private Label	11,298	9,063	2,235	24.7%
Other	923	1,248	(325)	(26.0)%
Subtotal	45,242	39,769	5,473	13.8%

International segment*
Vita Coco Coconut Water	5,783	5,628	155	2.8%
Private Label	2,481	1,783	698	39.1%
Other	62	46	16	34.8%
Subtotal	8,326	7,457	869	11.7%
Total volume (CE)	53,568	47,226	6,342	13.4%

Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.

*International Other excludes minor volume that is treated as zero CE.
Americas Segment

Americas net sales increased by $56.6 million, or 15.2%, to $430.2 million for the year ended December 31, 2023, from $373.6 million for the year ended December 31, 2022, primarily driven by CE volume growth of 13.8% with additional benefit from branded pricing, partially offset by private label price/mix.
Vita Coco Coconut Water net sales increased by $41.3 million, or 15.0%, to $317.2 million for the year ended December 31, 2023, from $276 million for the year ended December 31, 2022. The increase was primarily driven by a combination of increased CE volume growth and benefits from pricing actions.
Private Label net sales increased by $15.0 million, or 17.0%, to $103.2 million for the year ended December 31, 2023, from $88.2 million for the year ended December 31, 2022. The increase was driven by significant CE volume growth of 24.7%, which was partly offset by product price/mix.
Net Sales for Other products increased by $0.4 million, or 3.9%, to $9.9 million for the year ended December 31, 2023, from $9.5 million for the year ended December 31, 2022.
International Segment
International net sales increased by $9.2 million, or 17.0%, to $63.4 million for the year ended December 31, 2023 from $54.2 million for the year ended December 31, 2022. The increase was driven by CE volume growth of 11.7%, with notable growth in the Europe, the Middle East and Africa ("EMEA") region, in addition to benefits from net pricing actions.
Vita Coco Coconut Water net sales increased by $3.3 million, or 8.4%, to $41.8 million for the year ended December 31, 2023, from $38.6 million for the year ended December 31, 2022. The increase was driven by higher CE volume, primarily in the European region, which was partially offset by volume decreases in Asia, in addition to benefits from net pricing actions..
Private Label net sales increased by $5.9 million, or 45.6%, to $18.7 million for the year ended December 31, 2023, as compared to $12.9 million for the year ended December 31, 2022, which was driven by CE volume growth in both EMEA and the Asia Pacific regions.
Net Sales for Other products increased by $0.1 million, or 3.1%, to $2.8 million for the year ended December 31, 2023, from $2.7 million for the year ended December 31, 2022, driven primarily by CE volume growth in the EMEA region.
Gross Profit

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold
Americas segment	$267,983	$278,130	$(10,147)	(3.6%)
International segment	44,900	46,296	$(1,396)	(3.0%)
Total cost of goods sold	$312,883	$324,426	$(11,543)	(3.6%)

Gross profit
Americas segment	$162,262	$95,492	$66,770	69.9%
International segment	18,467	7,869	10,598	134.7%
Total gross profit	$180,729	$103,361	$77,368	74.9%

Gross margin (percentage of net sales)
Americas segment	37.7%	25.6%		12.1%
International segment	29.1%	14.5%		14.6%
Consolidated	36.6%	24.2%		12.4%

On a consolidated basis, cost of goods sold decreased $11.5 million, or 3.6%, to $312.9 million for the year ended December 31, 2023, from $324.4 million for the year ended December 31, 2022. On a consolidated and segment basis, the decrease was primarily driven by significantly lower transportation costs, relating to ocean freight and domestic logistics, which were partly offset by higher CE volume.

On a consolidated basis, gross profit increased by $77.4 million, or 74.9%, to $180.7 million for the year ended December 31, 2023, from $103.4 million for the year ended December 31, 2022. This was a result of decreased transportation cost, strong CE volume growth and benefits from branded pricing actions, which was partially offset by price/mix effects within private label products. As a result, gross margin increased approximately 12.4% percentage points to 36.6% for the year ended December 31, 2023, as compared to 24.2% for the year ended December 31, 2022.
Operating Expenses

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Selling, general, and administrative	124,236	100,306	$23,930	23.9%

Selling, General and Administrative Expenses
SG&A expense increased by $23.9 million, or 23.9%, to $124.2 million for the year ended December 31, 2023, from $100.3 million for the year ended December 31, 2022. The increase was primarily driven by a $13.3 million increase in marketing expenses, a $13.3 million increase in personnel related expenses and $1.5 million of costs associated with the secondary share offerings in May 2023 and in November 2023, partially offset by a non-recurring intangible asset impairment charge of $6.7 million in 2022.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Unrealized gain/(loss) on derivative instruments	$(872)	$6,606	$(7,478)	(113.2%)
Foreign currency gain/(loss)	(251)	1,387	(1,638)	(118.1%)
Interest income	2,581	51	2,530	n/m
Interest expense	(31)	(258)	227	(88.0%)
Other Income (Expense), Net	$1,427	$7,786	$(6,359)	(81.7%)

n/m—represents percentage calculated not being meaningful

Unrealized Gain/(Loss) on Derivative Instruments
During the year ended December 31, 2023, we recorded an unrealized loss of $0.9 million relating to outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the year ended December 31, 2023 related to the contracts hedging the British pound and the Brazilian real. During the year ended December 31, 2022, we recorded an unrealized gain of $6.6 million relating to outstanding derivative instruments for forward foreign currency exchange contracts. All forward foreign currency exchange contracts were entered to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, European Union euro, and Thai baht.
Foreign Currency Gain/(Loss)
Foreign currency loss was $0.3 million for the year ended December 31, 2023, as compared to a $1.4 million gain for the year ended December 31, 2022. The change in both years was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.

Interest Income
The increase in interest income for the year ended December 31, 2023 compared to the same prior year period was related to interest income on cash invested with financial institutions, reflecting improved cash balances and higher interest rates versus prior periods.
Interest Expense
The decrease in interest expense for the year ended December 31, 2023 compared to the same prior year period was driven by decreased borrowings on the 2020 Credit Facility.
Income Tax Expense

	Year Ended December 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)		(in thousands)
Income tax expense	$(11,291)	$(3,027)	$(8,264)	273.0%
Tax Rate	19.5%	27.9%

Income tax expense was $11.3 million for the year ended December 31, 2023, as compared to $3.0 million for the year ended December 31, 2022. The effective combined federal, state and foreign tax rate decreased to 19.5% from 27.9% for the years ended December 31, 2023, and 2022, respectively.

The effective tax rate for the current period is lower than the U.S. statutory rate of 21% primarily as a result of lower statutory tax rates in countries outside the U.S. that the Company operates in and the corresponding credits available from those taxing jurisdictions to offset U.S. income tax. The effective tax rate for the same period in the prior year is higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. operations of the Company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the U.S. that the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other nondeductible expense in relation to the pre-tax profits.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income	$46,629	$7,814
Depreciation and amortization	660	1,901
Interest income	(2,581)	(51)
Interest expense	31	258
Income tax expense	11,291	3,027
EBITDA	56,030	12,949
Stock-based compensation (a)	9,128	7,384
Unrealized (gain)/loss on derivative instruments (b)	872	(6,606)
Foreign currency (gain)/loss (b)	251	(1,387)
Secondary Offering Costs (c)	1,525	—
Impairment of intangible assets (d)	—	6,714
Other adjustments (e)	$363	$1,240
Adjusted EBITDA	$68,169	$20,294

(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards and forfeitures. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Reflects other non-recurring expenses related to costs associated with two secondary offerings in which Verlinvest Beverages SA sold shares of the Company. The shares were sold in an underwritten public offering, which closed on May 26, 2023 and a block trade that was executed on November 9, 2023. The Company did not receive any proceeds from the sale of the shares.
(d)Non-cash intangible asset impairment charge related to the Runa trademarks and distributor relationships.
(e)Reflects other charges primarily related to the impairment loss related to assets held for sale in both periods and other non-recurring expenses.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $132.5 million and $19.6 million of cash and cash equivalents as of December 31, 2023 and 2022, respectively.
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

Cash Flows
The following tables summarize our sources and uses of cash:

	Year Ended December 31,		Change
(in thousands)	2023	2022	Amount	Percentage
Cash flows provided by (used in):
Operating activities	$107,155	$(10,935)	$118,090	(1079.9)%
Investing activities	(594)	(982)	388	(39.5)%
Financing activities	6,290	3,034	3,256	107.3%
Effects of exchange rate on changes on cash and cash equivalents	387	(178)	565	(317.4)%
Net (decrease) increase in cash and cash equivalents	$113,238	$(9,061)	$122,299	(1349.7)%

Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the year ended December 31, 2023, cash from operating activities increased $118 million as compared to the year ended December 31, 2022. The higher cash generation was driven by the increase in net income after adjusting for non-cash items and improvements in working capital.
Investing Activities
During the year ended December 31, 2023 as compared to the year ended December 31, 2022, cash used in investing activities decreased $0.4 million, driven by less expenditures for property and equipment.
Financing Activities
During the year ended December 31, 2023 compared to the year ended December 31, 2022, net cash provided by financing activities was $3.3 million higher, primarily driven by increased proceeds from the exercise of stock options.
Debt
We had an immaterial amount of outstanding debt as of December 31, 2023 and December 31, 2022 related to vehicle loans.
Revolving Credit Facility
In May 2020, the Company entered into the five-year credit facility (the "2020 Credit Facility") with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. The maturity date on the 2020 Credit Facility is May 12, 2026.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The borrowings made before December 2022 bore interest at rates based on either: 1) London Interbank Offered Rate ("LIBOR"); or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells

Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.50%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to the December 2022 amendment was the same.
The outstanding balance on the Revolving Facility was zero as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we were compliant with all financial covenants.
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

Vehicle Loans
We periodically enter into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of December 31, 2023 was less than $0.1 million.
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
Contractual Obligations and Commitments
We have contractual obligations to repay indebtedness and required interest payments and unused commitment fees under our Revolving Facility and vehicle loans. As of December 31, 2023, we had no outstanding balance on the Revolving Facility. Any future outstanding balances on the Revolving Facility will be required to be repaid by May 2026.
We lease certain assets under noncancelable operating leases, which expire through 2025. The leases relate primarily to office space in addition to machinery and equipment. Future minimum commitments under these leases are $1.7 million as of December 31, 2023.

As of December 31, 2023, we also have inventory purchase commitments, which include any raw material or packaging commitments with our suppliers to secure our needs for future orders, which are generally due to be paid within one year. We also have production purchase commitments from our manufacturers based on our production plans, forecasts and contracts, that might result in costs if we were to reduce our purchases significantly in 2024 or for some relationships, in future years. We have other contractual payments related to information technology service agreements, sponsorship and marketing agreements, and minimum contractual third-party warehouse commitments, which are not individually material.
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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These consolidated financial statements include accruals for these promotion and discounts. The accruals are made for invoices that have not yet been received as of year-end and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer and consumer participation and performance levels.
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
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2023 and 2022, there were no impairments recorded.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. Following the IPO, as an emerging growth company, we elected to apply the extended transition period.
Emerging growth company status ceases on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of this offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Based on the closing share price and the market value of the Company's Common Stock, par value $0.01 per share ("Common Stock"), held by non-affiliates as of June 30, 2023, the Company was deemed a large accelerated public company filer as of December 31, 2023. As a result, beginning with this Annual Report on Form 10-K for the year ending December 31, 2023, the Company will not be able to rely on the extended transition period noted above and will be required to adopt all new accounting pronouncements within the same time periods as public companies.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements elsewhere within this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.
As of December 31, 2023, the outstanding amounts related to our Revolving Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the Revolving Facility as of December 31, 2023. During the year ended December 31, 2021, the Company repaid the outstanding balance on the 2021 Term Loan as discussed in the consolidated financial statements included elsewhere in this Form 10-K, using net proceeds received on the closing of the IPO.
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
The total notional values of our forward exchange contracts were $121.0 million and $97.4 million as of December 31, 2023 and December 31, 2022, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $0.9 million as of December 31, 2023, and we estimate that a 10 percent strengthening or weakening of the U.S. dollar would have resulted in an approximately $6.2 million gain or loss.

Part of our cash and cash equivalents are denominated in foreign currencies. As of December 31, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2022, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our costs of goods and labor costs. In the three years ending December 31, 2023, we experienced significant inflation on transportation costs compared to 2020 levels, which impacted our costs and margins significantly. While these transportation costs largely returned to historic levels during 2023, we have again seen instability in pricing due to geopolitical disruption of shipping lanes during 2024. We source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. Inflation rates varies by country and can impact our costs of operating in those countries.

Credit Risk
We are exposed to concentration of credit risk from our major customers. As of December 31, 2023, sales to two customers represented approximately 53% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in substantial additional charges.

Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is set forth below:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Vita Coco Company, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Vita Coco Company, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024 , expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Vita Coco Company, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Vita Coco Company, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Trade Promotion Accrual — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s contracts with customers include variable consideration, including trade promotions. Variable consideration is treated as a reduction in revenue when the related revenue is recognized, and is recorded using the expected value method, with updates to estimates and related accruals of variable consideration occurring each period based on historical experience and changes in circumstances. As disclosed by management in Note 9, the Company’s trade promotion accrual was $22.9 million as of December 31, 2023.

We identified the estimation of trade promotion accruals by management as a critical audit matter. These accruals are based on contract terms and the Company’s historical experience with similar programs and requires management judgment with respect to estimating customer and consumer participation and performance results. Consequently, auditing these assumptions require subjective auditor judgment

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to trade promotion accruals included the following, among others:

•We tested the effectiveness of management’s controls over the calculation of the trade promotion accruals, including management’s controls over the review of the period-end accrual.

•We selected a sample of individual customers and promotional periods included in management’s detail of the recorded trade promotion accruals, and evaluated inputs relevant to recorded amounts, including contractual pricing and rebate arrangements with customers and customer claims received subsequent to the accrual period, which were compared to source documents.

•We selected a sample of subsequent credits submitted by customers and inspected relevant source documents.

•We tested the trade promotion accrual at year-end by developing an expectation of the amount by applying the ratio of gross sales and trade promotion accrual balances at interim periods to gross sales in the fourth quarter and compared it to the balance recorded by management.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2024
We have served as the Company’s auditor since 2012.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(Amounts in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$132,537	$19,629
Accounts receivable, net of allowance of $2,486 at December 31, 2023, and $2,898 at December 31, 2022	50,086	43,350
Inventory	50,757	84,115
Supplier advances, Current	1,521	1,534
Derivative assets	3,876	3,606
Asset held for sale	—	503
Prepaid expenses and other current assets	24,160	22,181
Total current assets	262,937	174,918
Property and equipment, net	2,136	2,076
Goodwill	7,791	7,791
Supplier advances, long-term	2,820	4,360
Deferred tax assets, net	6,749	4,256
Right-of-use assets, net	1,406	2,679
Other assets	1,843	1,677
Total assets	$285,682	$197,757
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,826	$15,910
Accrued expenses	59,533	38,342
Notes payable, current	13	23
Derivative liabilities	1,213	71
Total current liabilities	82,585	54,346
Notes payable, long-term	13	25
Other long-term liabilities	647	2,293
Total liabilities	$83,245	$56,664
Contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,135,453 and 62,225,250 shares issued at December 31, 2023 and December 31, 2022, respectively; 56,899,253 and 56,019,050 Shares Outstanding at December 31, 2023 and December 31, 2022, respectively.	631	622
Additional paid-in capital	161,414	145,210
Retained earnings	100,742	55,183
Accumulated other comprehensive loss	(649)	(994)
Treasury stock, 6,236,200 shares at cost as of December 31, 2023, and 6,206,200 as of December 31, 2022.	(59,701)	(58,928)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	$202,437	$141,093
Total liabilities and stockholders’ equity	$285,682	$197,757
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$493,612	$427,787	$379,513
Cost of goods sold	312,883	324,426	266,365
Gross profit	180,729	103,361	113,148
Operating expenses
Selling, general and administrative	124,236	100,306	88,559
Total operating expenses	124,236	100,306	88,559
Income from operations	56,493	3,055	24,589
Other income (expense)
Unrealized gain/(loss) on derivative instruments	(872)	6,606	2,093
Foreign currency gain/(loss)	(251)	1,387	(2,088)
Loss on extinguishment of debt	—	—	(132)
Interest income	2,581	51	127
Interest expense	(31)	(258)	(360)
Total other income (expense)	1,427	7,786	(360)
Income before income taxes	57,920	10,841	24,229
Income tax expense	(11,291)	(3,027)	(5,237)
Net income	$46,629	$7,814	$18,992
Net income/(loss) attributable to noncontrolling interest	—	—	(23)
Net income attributable to The Vita Coco Company, Inc.	$46,629	$7,814	$19,015
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.83	$0.14	$0.35
Diluted	$0.79	$0.14	$0.35
Weighted-average number of common shares outstanding
Basic	56,427,890	55,732,619	53,689,910
Diluted	58,747,338	56,123,661	54,186,121
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$46,629	$7,814	$18,992
Other comprehensive income:
Foreign currency translation adjustment	345	(378)	320
Total comprehensive income including noncontrolling interest	46,974	7,436	19,312
Net income (loss) attributable to noncontrolling interest	—	—	(23)
Foreign currency translation adjustment attributable to noncontrolling interest	—	—	4
Total comprehensive income (loss) attributable to noncontrolling interest	—	—	(19)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$46,974	$7,436	$19,331
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except share amounts)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In Capital	Loan to Shareholder	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Stockholders' Equity Attributable to The Vita Coco Company, Inc.	Non- controlling Interest in Subsidiary	Total Stockholders' Equity
	Shares	$Amount	Shares	$Amount	Shares	$Amount					Shares	Amount

Balance at December 31, 2020	51,086,945	511	8,113,105	81	59,200,050	592	100,849	(17,700)	28,354	(949)	1,014,195	(8,925)	102,221	78	102,299
Net income	—	—	—	—	—	—	—	—	19,015	—	—	—	19,015	(23)	18,992
Issuance of common stock pursuant to initial public offering, net of underwriting discounts and offering costs	2,500,000	25	—	—	2,500,000	25	30,331						30,356	—	30,356
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	5,192,005	(50,003)	(50,003)	—	(50,003)
Loan to stockholder	—	—	—	—	—	—	—	17,700	—	—	—	—	17,700	—	17,700
Stock-based compensation	—	—	—	—	—	—	3,380	—	—	—	—	—	3,380	—	3,380
Exercise of stock awards	20,930	—	—	—	20,930	—	178	—	—	—	—	—	178	—	178
Acquisition of non-controlling interest	43,602	1	—	—	43,602	1	(8)	—	—	13	—	—	6	(59)	(53)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	320	—	—	320	4	324
Balance at December 31, 2021	53,651,477	$537	8,113,105	$81	61,764,582	$618	$134,730	$—	$47,369	$(616)	6,206,200	$(58,928)	$123,173	$—	$123,173
Net income	—	—	—	—	—	—	—	—	7,814	—	—	—	7,814	—	7,814
Stock-based compensation	—	—	—	—	—	—	7,384	—	—	—	—	—	7,384	—	7,384
Exercise of stock awards	460,668	4	—	—	460,668	4	3,096	—	—	—	—	—	3,100	—	3,100
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(378)	—	—	(378)	—	(378)
Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$—	$55,183	$(994)	6,206,200	$(58,928)	$141,093	$—	$141,093
Net income	—	—	—	—	—	—	—	—	46,629	—	—	—	46,629	—	46,629
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)	—	(1,070)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	30,000	(773)	(773)	—	(773)
Stock-based compensation	—	—	—	—	—	—	9,128	—	—	—	—	—	9,128	—	9,128
Exercise of stock awards	910,203	9	—	—	910,203	9	7,076	—	—	—	—	—	7,085	—	7,085
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	345	—	—	345	—	345
Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$—	$100,742	$(649)	6,236,200	$(59,701)	$202,437	$—	$202,437
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$46,629	$7,814	$18,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	660	1,901	2,069
(Gain)/loss on disposal of equipment	19	1	112
Bad debt expense	260	2,641	76
Unrealized (gain)/loss on derivative instruments	872	(6,606)	(2,093)
Stock-based compensation	9,128	7,384	3,380
Impairment loss on assets held for sale	363	619	—
Impairment of intangible assets	—	6,714	—
Noncash lease expense	1,288	1,058	—
Deferred tax expense	(2,382)	(3,081)	(1,644)
Loss on extinguishment of debt	—	—	132
Changes in operating assets and liabilities:
Accounts receivable	(7,088)	321	(16,917)
Inventory	33,688	(9,333)	(43,501)
Prepaid expenses, net supplier advances, and other assets	(622)	(3,592)	2,725
Accounts payable, accrued expenses, and other liabilities	24,340	(16,776)	20,503
Net cash provided by (used in) operating activities	107,155	(10,935)	(16,166)
Cash flows from investing activities:
Cash paid for property and equipment	(599)	(982)	(557)
Proceeds from sale of property and equipment	5	—	—
Net cash used in investing activities	(594)	(982)	(557)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	—	—	30,356
Proceeds from exercise of stock awards	7,086	3,062	177
Borrowings on credit facility	—	22,000	—
Repayments of borrowings on credit facility	—	(22,000)	(25,000)
Proceeds from the term loan	—	—	30,000
Repayments of the term loan	—	—	(30,000)
Proceeds from settlement of loan to stockholder	—	—	17,700
Cash received (paid) on notes payable	(23)	(28)	21
Cash paid to acquire treasury stock	(773)	—	(50,003)
Cash paid to acquire portion of non-controlling interest	—	—	(54)
Net cash provided (used in) by financing activities	6,290	3,034	(26,803)
Effects of exchange rate changes on cash and cash equivalents	387	(178)	35
Net (decrease) increase in cash and cash equivalents	113,238	(9,061)	(43,491)
Cash and cash equivalents at beginning of the period	19,629	28,690	72,181
Cash, cash equivalents and restricted cash at end of the period (1)	$132,867	19,629	28,690
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,905	4,624	2,440
Cash paid for interest	$75	217	349
(1) Includes $330, $0 and $0 of restricted cash as of December 31, 2023, 2022, and 2021 respectively, that were included in other current assets.
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States. Other products include coconut milk, coconut oil, water (under the brand name Ever & Ever), protein infused fitness drinks (under the brand name PWR LIFT), coconut as a commodity and natural energy drinks (under the brand name Runa),.
The Company was incorporated in Delaware as All Market Inc. on January 17, 2007. On September 9, 2021, we changed our name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which was marketed and distributed primarily in the United States until the Company ceased selling the brand in December 2023.
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
Principles of Consolidation
The consolidated financial statements include all the accounts of the wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation; the noncontrolling interest in consolidated subsidiaries presented in the accompanying consolidated financial statements in the year ended December 31, 2021 represents the portion of AME stockholders’ equity, which was not directly owned by the Company.
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
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgement in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, the determination of the current expected credit losses allowance, assessing goodwill for impairment, the determination of the value of trade promotions and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606. ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.
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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These consolidated financial statements include accruals for these promotion and discounts. The accruals are made for invoices that have not yet been received as of year-end and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgement with respect to estimating customer and consumer participation and performance levels.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

Cost of Goods Sold
Costs of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, and warehouse fulfillment costs incurred in operating and staffing warehouses.
Shipping and Handling Costs
Shipping and handling costs related to the sale of inventory represent outbound distribution costs, and are included in cost of goods sold in the consolidated statement of operations. Shipping and handling costs were $13,261, $13,387 and $9,331 for the years ended December 31, 2023, 2022, and 2021, respectively.
Advertising Expenses
Advertising expenses are charged to expense in the period they are incurred and are recorded in selling, general and administrative expenses. Advertising expenses were $14,862, $14,404, and $13,755 for the years ended December 31, 2023, 2022, and 2021, respectively.
Research and Development
Research and development costs are charged to expense in the period incurred and are recorded in selling, general and administrative expenses. Research and development expenses were $418, $541, and $477 for the years ended December 31, 2023, 2022, and 2021, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 for awards issued under the 2014 Stock Option and Restricted Stock Plan and the 2021 Stock Incentive Award Plan.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

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
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. If an in-process equity financing is abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As a result of the completion of the IPO on October 25, 2021 as described in Note 1, deferred offering costs recorded during the period were netted against the proceeds of the offering and reflected as a component of additional paid-in-capital in the quarter ended December 31, 2021. As of December 31, 2023 and 2022, the Company had no deferred offering costs in the consolidated balance sheets.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

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
Acquisitions
The Company evaluates each of its acquisitions under the accounting framework in Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill. The acquiree’s results are included in the consolidated financial statements from the date of the acquisition. The Company allocated the purchase price, including the fair value of any non-cash and contingent consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
Contingent consideration payable in cash or a fixed dollar amount settleable in a variable number of shares is classified as a liability and recorded at fair value, with changes in fair value recorded as a component of operating expenses in the accompanying consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations.
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
Goodwill

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

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
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in the Company’s industry, and require to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. It is the Company’s policy to conduct impairment testing based on its most current business plans, projected future revenues and cash flows, which reflect changes anticipated in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2023, 2022, and 2021, there were no impairments recorded.
Supplier Advances
The Company issues advances to certain manufacturers with interest at rates between 0% and 4% with terms extending to February 2028. These advances are assessed for collectability and an allowance for credit losses is recognized when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. There was no allowance recorded as of December 31, 2023 and December 31, 2022.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

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
The Company’s Chief Executive Officer, as the chief operating decision maker ("CODM"), manages and allocates resources between the Americas and International segments. Consistent with this decision-making process, the CEO uses financial information disaggregated between the Americas and International segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CEO evaluates segment business performance based primarily on net sales and gross profit.
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
Substantially, all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchase from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers represented 53%, 54%, and 53% of total net sales during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the two customers also accounted for 43% and 39% of total accounts receivable as of December 31, 2023 and 2022, respectively. The Company has not experienced credit issues with these customers.
Recently Adopted Accounting Pronouncements
Leases
The Company leases certain office space and machinery and equipment, which are primarily classified as operating leases. These leases expire at various dates through 2025. The Company's lease agreements do not contain any material restrictive covenants. Operating leases are included within right-of-use assets, net, accrued expenses, and other long-term liabilities within our Consolidated Balance Sheets. Finance leases are included within Property, Plant and Equipment, net, accrued expenses, and other long term liabilities. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC 842, ASU 2016-02, Leases (Topic 842), which was amended by subsequent Accounting Standard Updates ("ASUs"), to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset (“ROU asset”) and lease liability being reported on the balance sheet for leases with a lease term greater than twelve months. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for certain entities, which deferred the effective date of ASU 2016-02 for certain entities. ASC 842 was effective for the Company, as an Emerging Growth Company (“EGC”), for annual reporting periods beginning after December 15, 2021 and for interim periods beginning after December 15, 2022.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

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

Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new accounting standard introduced the current expected credit losses methodology ("CECL") for estimating allowances for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loans and trade receivables. ASU 2016-13 was effective for the Company, as an Emerging Growth Company ("EGC"), for annual and interim reporting periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023 using the modified retrospective method for all financial assets in scope. The amounts for reporting periods beginning after January 1, 2023 are presented under ASC 326 methodology, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
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
•Other – This product category consists of all other products, which includes Runa (until we ceased selling it in December 2023), Ever & Ever and PWR LIFT product offerings and Vita Coco product extensions beyond coconut water, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	December 31, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$317,221	$41,829	$359,050
Private Label	103,166	18,713	121,879
Other	9,858	2,825	12,683
Total	$430,245	$63,367	$493,612

	December 31, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$275,964	$38,570	$314,534
Private Label	88,173	12,855	101,029
Other	9,485	2,740	12,224
Total	$373,622	$54,165	$427,787

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	December 31, 2021
	Americas	International	Consolidated
Vita Coco Coconut Water	$231,858	$34,639	$266,497
Private Label	80,639	14,007	94,646
Other	11,394	6,976	18,370
Total	$323,891	$55,622	$379,513
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net was $50,086 and $43,350 as of December 31, 2023 and 2022, respectively. The Company recorded an allowance for current expected credit losses of $2,486 and $2,898 as of December 31, 2023 and 2022, respectively.
Changes in the allowance for current expected credit losses for the periods presented were as follows:

Balance at January 1, 2022	$1,301
Provision charged to operating results	2,641
Account write-offs and other deductions, net of recoveries	(1,044)
Balance as of December 31, 2022	$2,898
Impact of ASC 326 adoption	654
Balance as of January 1, 2023	$3,552
Provision charged to operating results	3,135
Account write-offs and other deductions, net of recoveries	(4,201)
Balance as of December 31, 2023	$2,486
5. INVENTORY
Inventory consists of the following:

	December 31,
	2023	2022
Raw materials and packaging	$3,360	$5,771
Finished goods	47,397	78,344
Inventory	$50,757	$84,115
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	December 31,
	2023	2022
Tax receivables	$3,622	$527
Contract assets	8,629	10,337
VAT receivables	1,032	1,054
Supplier Prepaid	3,463	4,018
Prepaid insurance	1,454	1,701
Other prepaid expenses	2,977	2,254
Other Receivables	2,983	2,290
	$24,160	$22,181
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2023	2022
Equipment and computer software and hardware	$5,567	$5,137
Leasehold improvements	393	339
Vehicles	685	784
Land and improvements	140	—
Furniture and fixtures	469	401
Total Property and equipment	7,254	6,661
Less accumulated depreciation and amortization	(5,118)	(4,585)
Property and equipment—net	$2,136	$2,076
Depreciation expense related to property and equipment, net for the years ended December 31, 2023, 2022 and 2021 was $660, $681 and $849, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

	December 31,
	2023	2022
Goodwill	$7,791	$7,791

Annual Goodwill Impairment Testing
All of the Company’s goodwill is associated with an acquisition in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. In assessing whether goodwill was impaired in connection with its annual impairment testing performed at December 31, 2020, the Company elected to bypass the qualitative assessment and, performed a quantitative assessment in accordance with ASC 350. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the quantitative analysis. In December 31, 2023, the Company performed the qualitative assessment only, which did not indicate that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, resulting in no further quantitative testing. Based on the results of the annual impairment test, the Company concluded that no impairment to goodwill existed as of December 31, 2023, 2022 and 2021.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

Intangible Assets, net
The intangible assets, net associated with the acquisition of Runa was $0 as of December 31, 2023 and 2022, respectively.

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Intangible assets, net
Trade names	$—	$—	$—	$6,200	$(2,807)	$(3,393)	$—
Distributor relationships	—	—	$—	6,000	(2,717)	(3,283)	—
Other	—	—	$—	38	—	(38)	—
Total intangible assets subject to amortization	$—	$—	$—	12,238	$(5,524)	$(6,714)	$—

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
During 2022, the Company identified facts and circumstances indicating the carrying value of the intangible assets associated with Runa, including the trade names and distributor relationships, may not be recoverable, resulting in the determination that a triggering event had occurred. Based on step 1, the Company determined that the Runa intangible assets were not recoverable based on a test of recoverability using expected undiscounted future cash flows for the Runa brand in the Americas. For both trade names and distributor relationships, the Company applied step 2, by determining the fair value of these intangible assets, which concluded that the fair value was significantly below the carrying amount. Accordingly, the Company recorded an impairment charge of $(6,714) for the year ended December 31, 2022, which is recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations.
Amortization expense of $0, $1,220, and $1,220 for the years ended December 31, 2023, 2022 and 2021 were included in selling, general and administrative expenses on the consolidated statements of operations.
As of December 31, 2022, all amortizable intangible assets were impaired and no future amortization expense will be recognized in the Company's consolidated statements of operations.
9. ACCRUED EXPENSES
Accrued expenses consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	December 31,
	2023	2022
Accrued promotions and marketing	$22,936	$18,624
Payroll and benefits related expenses	11,012	3,814
Shipping and handling costs	5,957	8,854
Accrued trade payable	1,236	1,613
Current operating lease liabilities	1,189	734
VAT payable	2,103	1,599
Income tax payable	8,304	834
Accrued professional fees	1,898	350
Other accrued expenses	4,898	1,920
	$59,533	$38,342
10. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Notes payable
Vehicle loans	26	48
	$26	$48

Current	$13	$23
Non-current	$13	$25
2020 Credit Facility
In May 2020, the Company entered into the five-year credit facility (the "2020 Credit Facility") with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. The maturity date on the 2020 Credit Facility is May 12, 2026.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The borrowings made before December 2022 bore interest at rates based on either: 1) London Interbank Offered Rate ("LIBOR"); or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.50%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to the December 2022 amendment was the same.
As of December 31, 2023 and December 31, 2022, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $14 and $46 for the year ended December 31, 2023. Interest expense and unused commitment

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

fee for the 2020 Credit Facility amounted to $255 and $51, respectively, for the year ended December 31, 2022. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $176 and $39, respectively, for the year ended December 31, 2021. The effective interest rate was 0.1%, 2.53%, and 0.97%, respectively, as of December 31, 2023, 2022, and 2021.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of December 31, 2023, the Company was compliant with all financial covenants.
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
The 2021 Term Loan was subject to the same affirmative, negative and financial covenants as the 2020 Credit Facility. On October 27, 2021, the Company repaid the outstanding balance on the 2021 Term Loan using the net proceeds from the IPO as discussed in Note 1. In accordance with ASC 470, the Company recognized a loss of $132 in the year ended December 31, 2021 related primarily to the write-off of deferred financing costs, which was recorded in the "Loss on extinguishment of debt" line in the accompanying consolidated statements of operations. Interest expense related to the 2021 Term Loan amounted to $141 for the year ended December 31, 2021.

Vehicle Loans
The Company periodically enters into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The Company is required to make principal payments of $2 on a monthly basis.
Aggregate principal payments on the notes payable for the next five years are as follows:

2024	$13
2025	10
2026	3
2027	—
2028	$—
Total notes payable	$26
11. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation in the ordinary course of business. The Company intends to vigorously defend itself in such matters and management, based upon the advice of legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

Company also discloses when it is reasonably possible that a material loss may be incurred. As of December 31, 2023 and 2022, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales			Accounts receivable
	Year Ended December 31,			December 31,
	2023	2022	2021	2023	2022
Customer A	30%	30%	30%	20%	16%
Customer B	23%	24%	23%	23%	23%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO. The same customer also vested in 100,000 restricted stock awards during the period ended March 31, 2023 as discussed in Note 10, Stockholders' Equity. The customer continues to hold less than 5% ownership in the Company as of December 31, 2023.
In 2023, we agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. However, at the request of this customer, we expect to continue the supply relationship through 2024 for a significant portion of their private label coconut water needs.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Year Ended December 31,
	2023	2022
Supplier A	22%	17%
Supplier B	13%	13%
Supplier C	10%	6%
Supplier D	10%	6%
12. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sale transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of December 31, 2023 and December 31, 2022, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges, and therefore all changes in fair value were immediately recognized in earnings.
The Company is subject to the following currency risks:
Inventory purchases from Brazilian, Thai and Malaysian manufacturers—In order to mitigate the currency risk on inventory purchases from its Brazilian, Malaysian and Thai manufacturers, which are settled in Brazilian real ("BRL"),

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

Malaysian ringgit ("MYR") and Thai baht ("THB"), the Company's subsidiary, All Market Singapore Pte. Ltd. ("AMS"), enters a series of forward currency swaps to buy BRL, MYR and THB.
Intercompany transactions between AME and AMS—In order to mitigate the currency risk on intercompany transactions between AME and AMS, AMS enters into foreign currency swaps to sell British pound ("GBP").
Intercompany Transactions with Canadian Customer and Vendors—In order to mitigate the currency risk on transactions with Canadian customer and vendors, the Company enters into foreign currency swaps to sell Canadian dollars ("CAD").
The notional amount and fair value of all outstanding derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$62,253	$3,876	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$21,971	$(285)	Derivative liabilities
Receive USD/pay EUR	5,627	(90)	Derivative liabilities
Receive USD/pay GBP	23,512	(749)	Derivative liabilities
Receive USD/pay CAD	7,666	(89)	Derivative liabilities

December 31, 2022
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay GBP	$23,702	$1,104	Derivative assets
Receive BRL/sell USD	$46,301	$2,314	Derivative assets
Receive USD/pay CAD	$4,819	$188	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay EUR	$604	$(7)	Derivative liabilities
Receive THB/sell USD	21,990	(64)	Derivative liabilities
The amount of realized and unrealized gains and losses and consolidated statements of operations and comprehensive income location of the derivative instruments as of December 31, 2023 and 2022 are as follows:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	2023	2022	2021
Unrealized gain (loss) on derivative instruments	$(872)	$6,606	$2,093
Location	Unrealized gain on derivative instruments	Unrealized gain on derivative instruments	Unrealized (loss) on derivative instruments
Foreign currency gain (loss)	$5,697	$2,682	$(5,679)
Location	Foreign currency gain	Foreign currency (loss)	Foreign currency gain
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
Forward currency swap contracts—See Note 12, Derivative Instruments, for a description of these contracts. The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.
Contingent consideration liability— In connection with the Company’s acquisition of the entity currently known as AMI Runa USA LLC ("Runa"), the Company was obligated to pay contingent payments to Runa’s former shareholders only if a certain growth rate is achieved. Assuming the revenue growth was achieved, the former shareholders could elect for payment to be calculated based on quarterly data available between December 2021 and December 2022, as follows: 49% of the product of (a) the net revenue for the trailing 12 calendar months and (b) a specified multiple, which is contingent on the revenue growth achieved since December 31, 2017. Per the acquisition agreement, the contingent payment cannot exceed $51,500. If a certain revenue growth rate was not achieved during the remeasurement period, the Company is not required to pay any contingent payment. The term of the remeasurement period under the agreement ended in December 2022. Based on the revenue performance expectation during the earn-out period for Runa, the contingent consideration was zero as of December 31, 2022. The Company utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. The contingent consideration liability was considered a Level 3 liability, as the fair value was determined based on significant inputs not observable in the market.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at December 31, 2023 and 2022, is as follows:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	Level 1	Level 2 Forward Currency Swaps/Contracts	Level 3 Contingent consideration liability	Total
December 31, 2023	$—	$2,663	$—	$2,663
December 31, 2022	$—	$3,535	$—	$3,535
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
14. STOCKHOLDERS’ EQUITY
Common Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s board of directors. As of December 31, 2023 and 2022, the Company had 3,124,326 and 2,898,930 shares, respectively, of common stock reserved for future issuance upon the conversion of outstanding warrants and stock options.
On May 23, 2023, the Company entered into an underwriting agreement (the "May Underwriting Agreement") with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC, as the representative of the underwriters named in Schedule I thereto (collectively, the "Underwriters"), and a stockholder of the Company, Verlinvest Beverages SA (the "Selling Stockholder"), relating to an underwritten public offering of 5,000,000 shares (the "Offering") of Common Stock at a price to the public of $23.00 per share, before deducting underwriting discounts. Pursuant to the May Underwriting Agreement, all 5,000,000 shares of Common Stock were sold by the Selling Stockholder. Under the terms of the May Underwriting Agreement, the Selling Stockholder granted the Underwriters an option exercisable for 30 days to purchase up to an additional 750,000 shares of Common Stock from the Selling Stockholder at the public offering price, less underwriting discounts and commissions, which option was exercised in full prior to the closing of the Offering. The closing of the Offering occurred on May 26, 2023. On November 6, 2023, the Company entered into another underwriting agreement (the “November Underwriting Agreement”) with BofA Securities, Inc. and Verlinvest Beverages SA, relating to an offering of 4,000,000 shares of the Company’s common stock, par value $0.01 per share. Pursuant to the November Underwriting Agreement, all 4,000,000 shares of Common Stock were sold by the Selling Stockholder. The closing of the offering occurred on November 9, 2023. The Company did not receive any of the proceeds from the sale of the shares. Additionally, the Company incurred $1,525 of administrative expenses related to these offerings, which were expensed in SG&A for the year ended December 31, 2023.
Treasury Stock - As of December 31, 2023 and 2022, the Company held 6,236,200 and 6,206,200 shares in treasury stock. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note.
On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40,000 of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 30,000 shares under this program at a cost of $773 during the year ended December 31, 2023.

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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

stockholders by exchanging shares in the Company on the basis of 5.485 Vita Coco shares being allotted for every 1 AME share. The share ratio exchange reflects a mutually agreed valuation of AME shares relative to Vita Coco shares. Since the Company continued to retain a controlling financial interest in AME, the change in ownership interest was accounted for as an equity transaction.
Warrants—All service warrants were exercised and exit warrants were expired as of December 31, 2021. As such, there was no warrant activity for the year ended December 31, 2023.
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
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO discussed in Note 1. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the 2014 Plan. The maximum number of shares of our common stock available for issuance under the 2021 Plan is equal to the sum of (i) 3,431,312 shares of our common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options, or ISOs. The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, other incentive awards, SARs, and cash awards. Currently, stock options, restricted stock, and RSU's were granted under 2021 Plan. As of December 31, 2023, there were 3,124,326 shares of common stock reserved for future issuance pursuant to the 2021 Plan.
The Company recognized stock-based compensation expense of $7,805, $6,134 and $3,103 for the years ended December 31, 2023, 2022 and 2021, respectively in selling, general, and administrative expenses. The Company also recognized a reduction of revenue of $1,323, $1,250 and $277 for the years ended December 31, 2023, 2022 and 2021 related to stock-based compensation awards granted to entities affiliated with a major customer that was accounted for as a stock-based sales incentive. The total impact to additional paid-in capital related to stock-based compensation arrangements in 2023 and 2022 were $9,128 and $7,384, respectively.
Stock Option Awards with Service-based Vesting Conditions
Most stock option awards granted under the 2014 and 2021 Plans vest based on the continuous service. The stock options awarded to the employees have different vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the year ended December 31, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2022	3,713,974	$11.00
Granted	296,693	$17.66
Exercised	698,264	$10.15
Forfeited	14,397	$12.51
Outstanding—December 31, 2023	3,298,006	$12.23	6.8	44,282
Exercisable—December 31, 2023	1,607,477	$10.34	5.8	24,613

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

The weighted average grant-date fair value of the service-based stock option awards granted during the years ended December 31, 2023 and 2022 was $7.29 per option and $6.98 per option, respectively. The aggregate intrinsic value of service-based stock options exercised was $10,826 and $2,026 for the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The fair value of the service-based stock options granted in 2023 and 2022 pursuant to the Stock Option Plan was estimated on a grant or on a modification date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2023	2022
Weighted average expected term	6.22 years	7.0 years
Weighted average expected volatility	35%	39%
Weighted average risk-free interest rate	4.00%	2.86%
Weighted average expected dividend yield	0%	0%

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
As of December 31, 2023, there was $3,567 of total unrecognized compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average service period of 1.7 years.
Stock Option Awards with Performance and Market-based Vesting Conditions
There are also stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and adjusted EBITDA targets. There are also stock option

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

awards containing performance and market vesting conditions, such as options vesting upon occurrence of an IPO or other qualifying liquidity event and upon achieving a predetermined equity value of the Company. This award was granted to the current CEO in 2019 that vest upon occurrence of an IPO or other qualifying liquidity event and upon achieving a predetermined equity value of the Company. As of July 31, 2023, the performance and market vesting conditions were achieved and the remaining stock compensation expense of $762 for this award was accelerated and recognized in the year ended December 31, 2023.
During the year ended December 31, 2023, there were no modifications to these awards. During the year ended December 31, 2022, certain awards that contained a performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.
The following table summarizes the stock option activity during the year ended December 31, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2022	808,535	$10.32
Granted	412,341	16.91
Exercised	—	—
Forfeited or expired	76,440	11.69
Outstanding—December 31, 2023	1,144,436	$12.60	7.1	$14,931
Exercisable—December 31, 2023	635,408	$10.18	5.8	$9,831
.
The fair value of the awards with performance-based vesting conditions was estimated using the Black-Scholes option-pricing model used for the Company’s service-based stock options and assumed that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company did not grant any performance based options for the year ended December 31, 2022 other than the modified awards noted above.
The fair value of the awards with performance-based vesting conditions granted in 2023 pursuant to the 2021 Plan was estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

2023
Weighted average expected term	6.40 years
Weighted average expected volatility	35%
Weighted average risk-free interest rate	4.00%
Weighted average expected dividend yield	0%
As of December 31, 2023, total unrecognized compensation cost related to the unvested stock option awards containing performance conditions was $2,606, which is expected to be recognized over the period of approximately 2.06 years. The awards containing performance and market conditions to the CEO were all vested during the year ended December 31, 2023. As of December 31, 2022, total unrecognized compensation cost related to the unvested stock option awards containing performance and market vesting conditions was $1,606, which was expected to be recognized over the period of approximately 4.22 years.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

Service & Performance based Restricted Stock and RSUs
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the twelve months ended December 31, 2023, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets.The following table summarizes the restricted stock and RSU activity for the year ended December 31, 2023:

	Number of service based Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value (service based)	Number of performance based Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value (performance based)
Non-vested - December 31, 2022	666,177	$14.08	—	$—
Granted	203,226	19.04	17,742	16.91
Vested	211,939	14.10	—	—
Forfeited/Cancelled	29,335	12.96	—	—
Non-vested - December 31, 2023	628,129	$13.89	17,742	$16.91

Also included in these awards are $3 million of shares of restricted common stock granted to entities affiliated with a significant customer, granted at the IPO price per share of $15.00, or 200,000 restricted shares, in exchange for an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement has not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. Assuming the distribution agreement is not terminated by either party for cause, the remaining 50% will be released on March 31, 2024. The grant was accounted for as a stock-based sales incentive based on guidance in ASC 606 and is reflected as a reduction in the transaction price of revenue on the basis of the grant-date fair-value measure in accordance with the stock compensation guidance in ASC 718.

The aggregate grant date fair value of all RSUs granted during 2023 and 2022 was $4,169 and $4,445, respectively. At December 31, 2023, there was $5,259 of unrecognized stock compensation expense related to non-vested service-based RSUs, which is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2023, there was $219 of unrecognized stock compensation expense related to non-vested performance based RSUs, which is expected to be recognized over a weighted average period of 2.2 years. At December 31, 2022, there was $5,035 of unrecognized stock compensation expense related to non-vested service-based RSUs, which is expected to be recognized over a weighted average period of 2.7 years.
15. Income Taxes
The domestic and foreign components of the Company’s income before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$31,614	$5,634	$15,085
Foreign	26,306	5,207	9,144
Income before income taxes	$57,920	$10,841	$24,229
The income tax expense for the years ended December 31, 2023, 2022, and 2021 consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$6,926	$3,654	$3,343
State and local	1,911	1,477	1,076
Foreign	4,940	965	2,435
	13,777	6,096	6,854
Deferred
Federal	$(2,044)	$(2,940)	$(304)
State and local	(629)	(839)	(29)
Foreign	187	710	(1,284)
	(2,486)	(3,069)	(1,617)
Total	$11,291	$3,027	$5,237

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	2023	2022	2021
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes. net of U.S. federal income tax benefit	1.8%	4.7%	3.6%
Global intangible low-taxed income	5.1%	—%	1.8%
Stock compensation	(3.0%)	(3.9%)	—%
Officer's compensation limitation	1.1%	4.4%	—%
Permanent differences	0.5%	0.3%	0.4%
Foreign rate differential	(1.2%)	(2.9%)	(1.8%)
Foreign derived intangible income	(0.3%)	(3.6%)	(1.9%)
Valuation allowance	(0.4%)	5.4%	(3.2%)
Return to provision	—%	—%	(0.1%)
Tax credits	(5.1%)	(0.6%)	(1.8%)
IPO costs	—%	—%	2.1%
Other	—%	3.1%	1.5%
Provision for income taxes	19.5%	27.9%	21.6%
Deferred tax assets and liabilities at December 31, 2023 and 2022, consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	2023	2022
Deferred Tax Assets:
Inventory reserves	$998	$878
Reserves and accruals	2,315	1,330
Stock based compensation	5,159	3,728
Net operating loss carryforwards	4,469	4,834
Charitable contributions carryforward	2	—
Lease liability	394	673
Subtotal	13,337	11,443
Valuation allowance	(4,374)	(4,586)
Total deferred tax assets	8,963	6,857
Deferred Tax Liabilities:
Prepaid insurance	(339)	(397)
Intangibles	(1,528)	(1,464)
Right-of-use assets	(338)	(646)
Fixed assets	(115)	(84)
Other—Net	106	(10)
Total deferred tax liabilities	(2,214)	(2,601)
Net deferred tax assets (liability)	$6,749	$4,256
A valuation allowance of $4,374 and $4,586 was recorded against the non-US deferred tax asset balance as of December 31, 2023 and 2022, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023 and 2022, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the US deferred taxes are realizable. A valuation allowance has been established against the net operating loss carryforwards which has been generated by our foreign jurisdictions.
As of December 31, 2023 and 2022, the Company had no US state and federal net operating loss carryforwards. As of December 31, 2023 and 2022, the Company had net operating loss carryforwards related to foreign operations of $21,548 and $22,987, respectively. These net operating loss carryforwards have various lives ranging from 10 years to indefinite carryforward periods.
A reconciliation of the beginning and ending amount of income tax uncertainties is as follows;

2023
Beginning balance as of January 1, 2023	$144
Reductions based on tax positions related to prior years	(38)
Additions based on tax positions related to current year	—
Ending balance as of December 31, 2023	$106
As of December 31, 2023 and 2022, there were $106 and $144 liabilities for income tax uncertainties recorded in the Company’s consolidated balance sheets. The Company recognized interest and penalties related to income tax uncertainties of $37 and $50 in its consolidated balance sheets or consolidated statements of operations for years ended December 31, 2023 and 2022, respectively. The Company is subject to income tax examinations by the IRS and various state and local jurisdictions for the open tax years between December 31, 2020 and December 31, 2023.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

As of December 31, 2023 and 2022, income taxes on undistributed earnings of the Company’s foreign subsidiaries have not been provided for as the Company plans to indefinitely reinvest these amounts. The cumulative undistributed foreign earnings were not material as of December 31, 2023 and 2022.
During the second quarter of 2021, the Finance Act 2021 (the "Finance Act") was enacted in the United Kingdom. The Finance Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded.
Over the past few years, there has been significant discussion with regard to tax legislation by both the Biden Administration and the Organization for Economic Cooperation and Development (“OECD”). On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income ("CAMT"). On December 12, 2022, the European Union member states also reached agreement to implement the OECD’s reform of international taxation known as Pillar Two Global Anti-Base Erosion ("GloBE") Rules, which broadly mirror the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. The CAMT and GloBE are anticipated to be effective beginning in fiscal 2024 and fiscal 2025, respectively. The US Treasury and the OECD continue to seek input and release guidance on the CAMT and GloBE legislation and how the two will interact, so it is unclear at this time what, if any, impact either will have on the Company’s tax rate and financial results. We will continue to evaluate their impact as further information becomes available.
16. Earnings Per Share
Basic and diluted earnings per share is calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income attributable to The Vita Coco Company, Inc.	$46,629	$7,814	$19,015
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,427,890	55,732,619	53,689,910
Effect of conversion of stock options and RSU's	2,319,448	391,042	496,211
Weighted-average number of common shares used in earnings per share—diluted	58,747,338	56,123,661	54,186,121
Earnings per share—basic	$0.83	$0.14	$0.35
Earnings per share—diluted	$0.79	$0.14	$0.35
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	310,953	1,880,904	1,288,350
17. Employee Benefit Plan
Employees of the Company may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company matches contributions up to 3% of each employee’s earnings, which vest over 2 years. Matching contributions were $616, $592 and $475 for the years ended December 31, 2023, 2022 and 2021, respectively.
18. Segment Reporting
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the U.S. and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s Guayusa leaf products (Runa), aluminum bottle canned water (Ever & Ever), and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment. As of December 2023, we ceased offering the Runa brand.
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
Information about the Company’s operations by operating segment as of and for the years ended December 31, 2023, 2022 and 2021 is as follows:

	December 31, 2023
	Americas	International	Consolidated
Net sales	$430,245	$63,367	$493,612
Gross profit	162,262	18,467	180,729
Total segment assets	209,984	75,698	285,682

	December 31, 2022
	Americas	International	Consolidated
Net sales	$373,622	$54,165	$427,787
Gross profit	95,492	7,869	103,361
Total segment assets	156,588	41,169	197,757

	December 31, 2021
	Americas	International	Consolidated
Net sales	$323,891	$55,622	$379,513
Gross profit	101,864	11,284	113,148
Total segment assets	141,973	55,511	197,484

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
Reconciliation	2023	2022	2021
Total gross profit	$180,729	$103,361	$113,148
Less:
Selling, general, and administrative expenses	124,236	100,306	88,559
Income from operations	56,493	3,055	24,589
Less:
Unrealized gain/(loss) on derivative instruments	(872)	6,606	2,093
Foreign currency gain/(loss)	(251)	1,387	(2,088)
Loss on extinguishment of debt	—	—	(132)
Interest income	2,581	51	127
Interest expense	(31)	(258)	(360)
Income before income taxes	$57,920	$10,841	$24,229

Geographic Data:
The following table provides information related to the Company’s net revenues by country, which is presented on the basis of the location that revenue from customers is recorded:

Twelve Months Ended December 31,	2023	2022	2021
United States	$401,974	$352,731	$323,891
All other countries(1)	91,638	75,056	55,622
Net sales	$493,612	$427,787	$379,513

(1)No individual country is greater than 10% of total net sales for the years ended December 31, 2023, 2022 and 2021.
The following table provides information related to the Company’s property and equipment, net by country:

	December 31, 2023	December 31, 2022
United States	$729	$683
Ecuador	140	503
Singapore	1,081	1,288
All other countries(1)	186	105
Property and equipment, net	$2,136	$2,579

(1)No individual country is greater than 10% of total property and equipment, net as of December 31, 2023 and 2022.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
Director Nominee Agreements - On May 24, 2022, two members of the board of directors appointed as nominees under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash and equity compensation earned in connection with their board of director services to Verlinvest Beverages SA. Based on the aforementioned nominee agreements, RSUs granted to these two directors will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors. As of December 31, 2023, there is only one active member of the board of directors that is subject to this nominee agreement.
Registration Rights and Underwriting Agreements - Under the Registration Rights agreement by and among the Company, Verlinvest Beverages SA ("Verlinvest") and certain other investors, in connection with each demand registration, piggyback or shelf offering, the Company agreed to reimburse the holders of registrable securities for the reasonable fees and disbursements of not more than one law firm. As part of the two secondary offerings during 2023, the Company also entered into underwriting agreements, to which Verlinvest was a party. In connection with the secondary share offering by Verlinvest in May 2023, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel, and those expenses, in the amount of $140, were not reimbursed by the Company.
Distribution Agreement with Shareholder – On October 1, 2019 the Company entered into a distribution agreement with one of its stockholders, which extended through December 31, 2022 and has been continued upon the mutual agreement of each party. The distribution agreement grants the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. During the year ended December 31, 2023, the stockholder's ownership in the Company became less than 5%. The amount of revenue recognized related to this distribution agreement was $4,048, $6,375, and $6,247 for the years ended December 31, 2023, 2022 and 2021, respectively. The amounts due from the stockholder in Accounts Receivable, net were $244 and $753 as of December 31, 2023 and 2022 respectively. Amounts payable to the stockholder in Accounts payable were $0 and $38 as of December 31, 2023 and 2022 respectively. Related to this distribution arrangement, the Company and the stockholder have a service agreement where the Company shares in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $151, $234 and $215 for the years ended December 31, 2023, 2022 and 2021, respectively, in selling, general, and administrative expenses for this service agreement.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

20. Asset held for sale
The asset group held for sale consists of a farm in Ecuador which was the source of Guayusa leaves for our Runa products. Since the Company is able to source Guayusa through alternative means to produce the Runa products, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in SG&A during the third quarter of 2022. The remaining carrying amount as of December 31, 2023 and December 31, 2022 is listed below. These assets held for sale did not qualify for discontinued operations reporting. As of September 30, 2023, since the asset has been held for sale beyond one year, the Company has reclassified it as held and used within property, plant and equipment and remeasured it at its fair value of $140, which resulted in an additional $363 impairment loss.

	December 31, 2023	December 31, 2022
Asset held for sale - land	$—	$503

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

21. Leases
The Company leases certain office space and machinery and equipment. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets.
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
As of December 31, 2023, the Company did not have any additional operating leases that have not yet commenced with future undiscounted lease payments.
The components of lease cost, which are included within operating expenses in the accompanying consolidated statements of operations, are summarized in the following table (in thousands). Any variable lease costs are immaterial.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$1,102	$1,124

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of December 31, 2023	As of December 31, 2022

Noncurrent assets:
Operating lease right-of-use assets	Right-of-use assets	$1,406	$2,679

Current liabilities:
Current portion of operating lease liabilities	Accrued expenses	$1,189	$734

Noncurrent liabilities:
Non-current portion of operating lease liabilities	Other long-term Liabilities	$438	$2,052

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of December 31, 2023 :

As of December 31, 2023
Weighted-average remaining lease terms	1.36
Weighted average discount rate	2.2%

The following table summarizes supplemental cash flow information for the Company’s operating leases:

As of December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$952

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023:

Year ending December 31,	Maturity of Lease Payments
2024	$1,229
2025	441
2026	—
2027	—
Thereafter	—
Total lease payments	$1,670
Less: imputed interest	(43)
Total lease liabilities	$1,627

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Amounts in thousands, except for share and per share data)

22. Subsequent Events

On October 30, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $40,000 of Common Stock. As of December 31, 2023, the Company repurchased 30,000 shares at a cost of $773 under this program as discussed in Note 14, Stockholders' Equity. During January 2024, the Company acquired an additional 391,544 shares at a aggregate cost of $9,235, with an average share price of $23.59.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The Company's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
See the listing of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of The Vita Coco Company, Inc.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws of The Vita Coco Company, Inc.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2	Description of Capital Stock.	10-K	001-40950	4.2	3/14/23
4.3+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.4+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.5	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1+	Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of January 11, 2021.	S-1	333-259825	10.1	9/27/21
10.2+	Second Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of May 21, 2021.	S-1	333-259825	10.2	9/27/21
10.3+	Third Amendment to Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of November 2, 2021.	10-K	001-10950	10.3	3/14/22
10.4+	Fourth Amendment to the Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of December 5, 2022.	10-K	001-40950	10.4	3/14/23
10.5†	All Market Inc. 2014 Stock Option And Restricted Stock Plan.	S-1/A	333-259825	10.3	10/12/21
10.6†	The Vita Coco Company, Inc. 2021 Incentive Award Plan.	10-K	001-40950	10.5	3/14/22
10.7†	The Vita Coco Company, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259825	10.5	10/12/21
10.8†	Form of Stock Option Grant Notice	10-K	001-40950	10.7	3/14/22
10.9†	Form of Restricted Stock Grant Notice	10-K	001-40950	10.8	3/14/22
10.10†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated October 20, 2021.	10-Q	001-40950	10.5	11/17/21
10.11†	First Amendment to Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, effective as of May 2, 2022.	10-Q	001-40950	10.1	11/10/22

10.12†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Martin Roper, dated October 20, 2021.	10-Q	001-40950	10.6	11/17/21
10.13†	The Vita Coco Company, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-259825	10.6	10/12/21
10.14†	Form of Indemnification Agreement.	S-1/A	333-259825	10.7	10/12/21
10.15+†	Employment Agreement, by and between All Market Inc. and Jonathan Burth, dated as of February 10, 2020.	S-1	333-259825	10.10	9/27/21
10.16+†	Employment Agreement, by and between All Market Inc. and Rowena Ricalde, dated as of June 1, 2021.	10-K	001-40950	10.16	3/14/23
10.17†	Amendment to the Employment Agreement, by and between All Market Inc. and Rowena Ricalde, dated as of January 12, 2022.	10-K	001-40950	10.17	3/14/23
10.18+†	Employment Agreement, by and between All Market Inc. and Charles Van Es, dated as of February 10, 2020.	S-1	333-259825	10.12	9/27/21
10.19+†	Employment Agreement, by and between All Market Inc. and Jane Prior, dated as of February 10, 2020.	S-1	333-259825	10.13	9/27/21
10.20+†	Employment Agreement, by and between The Vita Coco Company, Inc., and Corey Baker, dated as of March 7, 2023	10-Q	001-40950	10.1	5/5/23
10.21+X	Manufacturing and Purchasing Agreement, by and among Century Agriculture Corporation and All Market Singapore Pte. Ltd., dated as of September 17, 2012.	S-1	333-259825	10.14	9/27/21
10.22+X	Manufacturing and Purchasing Agreement, by and among Fresh Fruit Ingredients, Inc. and All Market, Inc., dated as of April 8, 2010.	S-1	333-259825	10.15	9/27/21
21.1	List of Subsidiaries of The Vita Coco Company, Inc.					*
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
97.1	The Vita Coco Company, Inc. Clawback Policy					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
X	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: February 29, 2024	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Martin Roper	Chief Executive Officer and Director	February 29, 2024
Martin Roper	(Principal Executive Officer)

/s/ Corey Baker	Chief Financial Officer	February 29, 2024
Corey Baker	(Principal Financial Officer)

/s/ Rowena Ricalde	Chief Accounting Officer	February 29, 2024
Rowena Ricalde	(Principal Accounting Officer)

/s/ Michael Kirban	Chairman and Director	February 29, 2024
Michael Kirban

/s/ Aishetu Fatima Dozie	Director	February 29, 2024
Aishetu Fatima Dozie

/s/ John Leahy	Director	February 29, 2024
John Leahy

/s/ Ira Liran	Director	February 29, 2024
Ira Liran

/s/ Eric Melloul	Director	February 29, 2024
Eric Melloul

/s/ Jane Morreau	Director	February 29, 2024
Jane Morreau

/s/ Kenneth Sadowsky	Director	February 29, 2024
Kenneth Sadowsky

/s/ John Zupo	Director	February 29, 2024
John Zupo