Form 10-Q
period 2024-03-31
Vita Coco Company, Inc.
filed 2024-05-02
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 56,683,993 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$122,978	$132,537
Accounts receivable, net of allowance of $3,304 at March 31, 2024, and $2,486 at December 31, 2023	57,881	50,086
Inventory	56,764	50,757
Supplier advances, current	1,535	1,521
Derivative assets	1,772	3,876
Prepaid expenses and other current assets	25,772	24,160
Total current assets	266,702	262,937
Property and equipment, net	2,195	2,136
Goodwill	7,791	7,791
Supplier advances, long-term	2,619	2,820
Deferred tax assets, net	6,746	6,749
Right-of-use assets, net	1,151	1,406
Other assets	1,838	1,843
Total assets	$289,042	$285,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,134	$21,826
Accrued expenses and other current liabilities	59,223	59,533
Notes payable, current	11	13
Derivative liabilities	1,634	1,213
Total current liabilities	79,002	82,585
Notes payable, long-term	10	13
Other long-term liabilities	340	647
Total liabilities	79,352	83,245
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,311,737 and 63,135,453 shares issued at March 31, 2024 and December 31, 2023, respectively 56,683,993 and 56,899,253 shares outstanding at March 31, 2024 and December 31, 2023, respectively	633	631
Additional paid-in capital	163,674	161,414
Retained earnings	114,980	100,742
Accumulated other comprehensive loss	(661)	(649)
Treasury stock, 6,627,744 shares at cost as of March 31, 2024, and 6,236,200 shares at cost as of December 31, 2023.	(68,936)	(59,701)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	209,690	202,437
Total liabilities and stockholders’ equity	$289,042	$285,682
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$111,698	$109,759
Cost of goods sold	64,521	76,098
Gross profit	47,177	33,661
Operating expenses
Selling, general and administrative	28,218	26,957
Income (Loss) from operations	18,959	6,704
Other income (expense)
Unrealized gain/(loss) on derivative instruments	(2,525)	1,213
Foreign currency gain/(loss)	58	611
Interest income	1,523	13
Interest expense	—	(15)
Total other income (expense)	(944)	1,822
Income before income taxes	18,015	8,526
Income tax expense	(3,777)	(1,821)
Net income	$14,238	$6,705
Net income per common share
Basic	$0.25	$0.12
Diluted	$0.24	$0.12
Weighted-average number of common shares outstanding
Basic	56,589,565	56,046,904
Diluted	58,746,631	57,351,405
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$14,238	$6,705
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	173
Total comprehensive income attributable to The Vita Coco Company, Inc.	$14,226	$6,878
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	Amount
Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$55,183	$(994)	6,206,200	$(58,928)	$141,093
Net income	—	—	—	—	—	—	—	6,705	—	—	—	6,705
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	—	—	2,162
Exercise of stock awards	185,783	2	—	—	185,783	2	601	—	—	—	—	603
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	173	—	—	173
Balance at March 31, 2023	54,297,928	543	8,113,105	81	62,411,033	624	147,973	60,818	(821)	6,206,200	(58,928)	149,666

Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	14,238	—	—	—	14,238
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	391,544	(9,235)	(9,235)
Stock-based compensation	—	—	—	—	—	—	2,109	—	—	—	—	2,109
Exercise of stock awards	176,284	2	—	—	176,284	2	151	—	—	—	—	153
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at March 31, 2024	55,198,632	552	8,113,105	81	63,311,737	633	163,674	114,980	(661)	6,627,744	(68,936)	209,690
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,238	$6,705
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	162	165
(Gain)/loss on disposal of equipment	13	(1)
Bad debt expense	517	832
Unrealized (gain)/loss on derivative instruments	2,525	(1,213)
Stock-based compensation	2,109	2,162
Noncash lease expense	254	279
Changes in operating assets and liabilities:
Accounts receivable	(8,463)	(21,337)
Inventory	(6,068)	20,089
Prepaid expenses, net supplier advances, and other assets	(1,442)	683
Accounts payable, accrued expenses, and other liabilities	(4,112)	1,072
Net cash provided by (used in) operating activities	(267)	9,436
Cash flows from investing activities:
Cash paid for property and equipment	(124)	(454)
Proceeds from sale of property and equipment	—	5
Net cash used in investing activities	(124)	(449)
Cash flows from financing activities:
Proceeds from exercise of stock awards	153	603
Cash received (paid) on notes payable	(4)	(6)
Cash paid to acquire treasury stock	(9,235)	—
Net cash provided by (used in) financing activities	(9,086)	597
Effects of exchange rate changes on cash and cash equivalents	(80)	187
Net increase/(decrease) in cash and cash equivalents	(9,557)	9,771
Cash, cash equivalents and restricted cash at beginning of the period (1)	132,867	19,629
Cash, cash equivalents and restricted cash at end of the period (1)	$123,310	$29,400
1Includes $332 and $320 of restricted cash as of March 31, 2024 and 2023, respectively, that were included in other current assets.
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States. Other products include coconut milk, coconut oil, coconut as a commodity, water (under the brand name Ever & Ever), and protein infused fitness drinks (under the brand name PWR LIFT). We also offered a natural energy drink (under the brand name Runa), which we ceased selling in December 2023.
The Company was incorporated in Delaware as All Market Inc. on January 17, 2007. On September 9, 2021, we changed our name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which is marketed and distributed primarily in the United States until the Company ceased selling the brand in December 2023.
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
The Company has ten wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, All Market Europe, Ltd. (“AME”) in the United Kingdom, and one subsidiary in Germany established during 2024.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of March 31, 2024 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023.
During the three months ended March 31, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 47% and 50% of total net sales for the three months ended March 31, 2024 and 2023, respectively. In addition, the two customers in aggregate also accounted for 39% and 43% of total accounts receivable as of March 31, 2024 and December 31, 2023, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on our major customers.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new accounting standard introduced the current expected credit losses methodology ("CECL") for estimating allowances for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loans and trade receivables. ASU 2016-13 was effective for the Company for annual and interim reporting periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023 using the modified retrospective method for all financial assets in scope.

As a part of the adoption, the Company selected to apply roll-rate method to estimate current expected credit losses for its accounts receivable population and weighted average remaining maturity ("WARM") method for supplier advances.

The difference of $1,070 between the incurred credit loss estimate and current expected credit loss estimate was recorded as cumulative effect adjustment to the Company’s opening retained earnings and reflected on the consolidated balance sheet as of January 1, 2023 as a result of the ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326") adoption. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations, or consolidated statements of cash flows. The following table illustrates the impact of ASC 326.

	As of January 1, 2023
	As reported under ASC 326	Pre-ASC 326 adoption	Impact of ASC 326 adoption
Allowance for credit losses on accounts receivables	$3,552	$2,898	$654
Allowance for credit losses on supplier advances	416	—	416
Total	$3,968	$2,898	$1,070

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis ("ASU 2023-07"). Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280, Segment Reporting on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction ("ASU 2023-09"). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
3. REVENUE RECOGNITION
Revenues are accounted for in accordance with ASC Topic 606, Revenue Recognition ("ASC 606"). The Company disaggregates revenue into the following product categories:
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
•Other—This product category consists of all other products, which included Runa (until we ceased selling it in December 2023), and includes Ever & Ever and PWR LIFT product offerings and Vita Coco product extensions beyond coconut water, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These condensed consolidated financial statements include accruals for these promotion and discounts. The accruals are made for invoices that have not yet been received as of the end of the reporting period and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.
Disaggregation of Revenue

The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended March 31, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$69,522	$9,665	$79,187
Private Label	24,273	5,152	29,425
Other	2,296	790	3,086
Total	$96,091	$15,607	$111,698

	Three Months Ended March 31, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$69,138	$9,558	$78,696
Private Label	25,050	2,666	27,716
Other	2,584	763	3,347
Total	$96,772	$12,987	$109,759

4. INVENTORY
Inventory consists of the following:

	March 31, 2024	December 31, 2023
Raw materials and packaging	$4,018	$3,360
Finished goods	52,746	47,397
Inventory	$56,764	$50,757
5. GOODWILL
Goodwill consists of the following:

	March 31, 2024	December 31, 2023
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with an acquisition, which occurred in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition.
6. DEBT
The table below details the outstanding balances on the Company’s debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Notes payable
Vehicle loans	21	26
	$21	$26
Current	11	13
Non-current	$10	13

Revolving Credit Facility
In May 2020, the Company entered into the five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million (the "2020 Credit Facility"). The maturity date on the 2020 Credit Facility is May 12, 2026.
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
As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance and $60 million undrawn and available under its amended 2020 Credit Facility. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $15 and $15 for the three months ended March 31, 2024 and March 31, 2023 respectively.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of March 31, 2024, the Company was compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of March 31, 2024 was less than $0.1 million.

7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements.The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of March 31, 2024 and December 31, 2023, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Three Months Ended March 31,		March 31, 2024	December 31, 2023
	2024	2023
Customer A	25%	26%	18%	20%
Customer B	22%	24%	21%	23%

One of the customers acquired less than 5% ownership in the Company upon consummation of the Company's initial public offering ("IPO"). As discussed in Note 10, Stockholders' Equity, the same customer also was granted 200,000 restricted stock awards at the time of the IPO, of which 100,000 vested on March 31, 2023 and 100,000 vested on March 31, 2024. The customer continues to hold less than 5% ownership in the Company as of March 31, 2024.
In 2023, we agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. However, at the request of this customer, we expect to continue the supply relationship for a significant portion of their private label coconut water needs.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Three Months Ended March 31,
	2024	2023
Supplier A	24%	17%
Supplier B	14%	15%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of March 31, 2024 and December 31, 2023, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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

The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$55,191	$1,671	Derivative assets
Receive USD/pay EUR	4,899	46	Derivative assets
Receive USD/pay CAD	6,795	55	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$17,548	$(1,186)	Derivative liabilities
Receive USD/pay GBP	20,610	(448)	Derivative liabilities

December 31, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$62,253	$3,876	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	21,971	(285)	Derivative liabilities
Receive USD/pay EUR	5,627	(90)	Derivative liabilities
Receive USD/pay GBP	23,512	(749)	Derivative liabilities
Receive USD/pay CAD	7,666	(89)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Unrealized gain/(loss) on derivative instruments	$(2,525)	$1,213
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$607	$1,071
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
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
Forward Currency Swap Contracts—See Note 8, Derivative Instruments, for a description of these contracts.The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
March 31, 2024	$—	$138	$—	$138
December 31, 2023	$—	$2,663	$—	$2,663
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of March 31, 2024 and December 31, 2023, the Company held 6,627,744 and 6,236,200 shares, respectively, in treasury stock. As of March 31, 2024 and December 31, 2023, the Company had 3,231,028 and 3,124,326 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40,000 of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 391,544 shares under this Program at a cost of $9,235 during the three months ended March 31, 2024. The Company repurchased 30,000 shares under this

Program at a cost of $773 during the year ended December 31, 2023. As of March 31, 2024, the Company had $29,992 remaining under this Program.
Stock-based Compensation—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of: (i) the total then outstanding shares of common shares; and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company may grant employees, directors and consultants stock options and restricted stock awards and has the authority to establish the specific terms of each award, including exercise price, expiration and vesting. Currently, only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of Common Stock on the date of grant and have a ten-year contractual term.
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Plan, which became effective after the closing of the Company's IPO completed in October 2021. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board of Directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, stock payments, restricted stock units ("RSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. As of March 31, 2024, only stock options, restricted stock, and RSU's have been granted under the 2021 Plan.
The Company recognized stock-based compensation expense of $1,958 and $1,297 for the three months ended March 31, 2024 and 2023, respectively, in selling, general and administrative expenses. For the RSUs previously granted to a major customer, $151 and $865 was recognized for the three months ended March 31, 2024 and March 31, 2023, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. There were 168,076 new service-based stock option awards granted during the three months ended March 31, 2024. Exercises of stock options during the three months ended March 31, 2024, and 2023 were 13,960 and 66,523, respectively.
Option Awards with Performance and Market-based Vesting Conditions
There are also stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period,such as revenue and adjusted EBITDA targets. There are also stock option awards granted in 2019 to the current Chief Executive Officer ("CEO") containing performance and market vesting conditions that vest upon occurrence of an IPO or other qualifying liquidity event and upon achieving a predetermined equity value of the Company, which were fully vested as of July 31, 2023.
There were no new stock option awards granted during the three months ended March 31, 2024 with performance-based vesting conditions.
Service & Performance based Restricted Stock and RSUs
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the three months ended March 31, 2024 and March 31, 2023, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets.
Also included in these awards are $3,000 of shares of restricted Common Stock granted at the time of the IPO to entities affiliated with a significant customer, at a price per share granted at the IPO of $15.00, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement has not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. The remaining 50% were released on March 31, 2024. The grant was accounted for as a stock-based sales incentive based on guidance in ASC 606 and is reflected as a reduction in the transaction price of revenue on the basis of the grant-date fair-value measure in accordance with the stock compensation guidance in ASC 718.
During the three months ended March 31, 2024, there were 241,791 service based and 58,365 performance based RSUs granted, which had an aggregate grant date fair value of $7,858. During the three months ended March 31, 2024 and March 31, 2023, awards vested were 162,324 and 0, respectively, which includes service based RSUs and restricted stock of the major customer.
11. INCOME TAXES
For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $3,777 and $1,821, respectively, in its condensed consolidated statements of operations.

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

As of March 31, 2024 and December 31, 2023, there was a $106 liability for income tax uncertainties recorded in the Company's consolidated balance sheets. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized no interest and penalties related to income tax uncertainties in its consolidated balance sheets or consolidated statement of operations for the three months ended March 31, 2024 and 2023. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2024	2023
Numerator:

Net income	$14,238	$6,705
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,589,565	56,046,904
Effect of conversion of stock options	2,157,066	1,304,501
Weighted-average number of common shares used in earnings per share—diluted	58,746,631	57,351,405
Earnings per share—basic	$0.25	$0.12
Earnings per share—diluted	$0.24	$0.12

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended March 31,
	2024	2023
Options to purchase common stock and RSUs	301,813	1,067,435
13. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the U.S. and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s aluminum bottle canned water (Ever & Ever), protein infused fitness drink (PWR LIFT), and guayusa leaf products (Runa) are marketed only in the Americas segment. As of December 2023, we ceased offering the Runa brand.
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
Information about the Company’s operations by operating segment as of the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Net sales	$111,698	$109,759
Americas	96,091	96,772
International	15,607	12,987
Gross profit	$47,177	$33,661
Americas	40,872	29,150
International	6,305	4,511

	As of March 31,	As of December 31,
	2024	2023
Total segment assets	$289,042	$285,682
Americas	205,709	209,984
International	83,333	75,698

	Three Months Ended March 31,
Reconciliation	2024	2023
Total gross profit	$47,177	$33,661
Less:
Selling, general, and administrative expenses	28,218	26,957
Income (loss) from operations	$18,959	$6,704
Less:
Unrealized gain/(loss) on derivative instruments	(2,525)	1,213
Foreign currency gain/(loss)	58	611
Interest income	1,523	13
Interest expense	—	(15)
Income before income taxes	$18,015	$8,526
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Three Months Ended March 31,	2024	2023
United States	$90,153	$90,513
United Kingdom	11,221	9,043
All other countries(1)	10,324	10,202
Net sales	$111,698	$109,759
___________

(1)	No individual country is greater than 10% of total net sales for the three months ended March 31, 2024 and 2023.
The following table provides information related to the Company’s property and equipment, net by country:

	March 31, 2024	December 31, 2023
United States	$751	$729
Ecuador	141	140
Singapore	1,132	1,081
All other countries(1)	171	186
Property and equipment, net (including asset held for sale)	$2,195	$2,136
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of March 31, 2024 and December 31, 2023.
14. RELATED-PARTY TRANSACTIONS
Director Nominee Agreements - A member of the Board of Directors appointed under the Investor Rights Agreement by Verlinvest Beverages SA ("Verlinvest"), a stockholder of the Company, entered into a nominee agreement on May 24, 2022 instructing the Company to pay all cash and equity compensation earned in connection with his board of director service to Verlinvest. Based on the aforementioned nominee agreement, RSUs granted to this director will be held by him as nominee for Verlinvest and, upon vesting of the RSUs, the shares will be transferred to Verlinvest. The nominee agreements are primarily between the director and Verlinvest. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to this director.

Registration Rights and Underwriting Agreements - Under the Registration Rights agreement by and among the Company, Verlinvest and certain other investors, in connection with each demand registration, piggyback or shelf offering, the Company agreed to reimburse the holders of registrable securities for the reasonable fees and disbursements of not more than one law firm. As part of the two secondary offerings during 2023, the Company also entered into underwriting agreements, to which Verlinvest was a party. In connection with the secondary share offering by Verlinvest in November 2023, the Company held an accrual in the amount of approximately $300 for legal fees reimbursement as of March 31, 2024. Subsequently during April 2024, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel, and those expenses.
15. SUBSEQUENT EVENTS

On April 24, 2024, the Company announced that AMS, a wholly owned subsidiary of the Company, entered into a Co-Manufacturing and Purchasing Agreement, dated April 18, 2024 with Axelum Resources Corp. (“Axelum”). The Company has an existing relationship with an affiliate of Axelum for the manufacture of various Company products in accordance with the terms of a manufacturing and purchasing agreement, dated April 8, 2020, which was filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on September 27, 2021. The new manufacturing agreement expands the Company's existing relationship with Axelum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and other factors set forth in the Form 10-K and Quarterly Reports on Form 10-Q.
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

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” and the changes noted below in "Impact of Global Events Causing Macroeconomic Uncertainty." Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.

Impact of Global Events Causing Macroeconomic Uncertainty
Uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts) and the high interest rate and inflationary cost environment may affect our business. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” of the Form 10-K.

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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These condensed consolidated financial statements include accruals for these promotion and discounts. The accruals are made for invoices that have not yet been received as of the end of the reporting period and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.
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
•International—The International segment is comprised of our operations primarily in Europe, the Middle East, and the Asia Pacific regions, which includes the Company’s procurement arm.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, respectively:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net sales	$111,698	$109,759
Cost of goods sold	64,521	76,098
Gross profit	47,177	33,661
Operating expenses
Selling, general, and administrative	28,218	26,957
Income (loss) from operations	18,959	6,704
Other income (expense)
Unrealized gain/(loss) on derivative instrument	(2,525)	1,213
Foreign currency gain/(loss)	58	611
Interest income	1,523	13
Interest expense	—	(15)
Total other income (expense)	(944)	1,822
Income before income taxes	18,015	8,526
Income tax expense	(3,777)	(1,821)
Net income	$14,238	$6,705
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$69,522	$69,138	$384	0.6%
Private Label	24,273	25,050	(777)	(3.1)%
Other	2,296	2,584	(288)	(11.1%)
Subtotal	96,091	96,772	(681)	(0.7)%
International segment
Vita Coco Coconut Water	9,665	9,558	$108	1.1%
Private Label	5,152	2,666	2,487	93.3%
Other	790	763	27	3.5%
Subtotal	$15,607	$12,987	$2,620	20.2%
Total net sales	$111,698	$109,759	$1,939	1.8%
For the three months ended March 31, 2024, the primary driver of the consolidated net sales increase of 1.8% was a 6.2% increase in private label sales with volume growth of 12.2%, along with a 0.6% net sales increase in Vita Coco Coconut Water due to net pricing actions and changes in promotion timings compared to prior year, partially offset by CE volume decline of 4.3%.

Volume in Case Equivalent
The following table provides a comparative summary of the percentage change in our volume in CE for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, by operating segment and product category:

	Percentage Change - Three Months Ended March 31, 2024 vs. 2023
	Americas	International	Total
Vita Coco Coconut Water	(3.4)%	(9.0)%	(4.3)%
Private Label	3.8%	69.0%	12.2%
Other	(25.5)%	(21.2)%	(25.2)%
Total volume (CE)	(2.0)%	7.8%	(0.5)%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales decreased by $0.7 million, or 0.7%, to $96.1 million for the three months ended March 31, 2024 from $96.8 million for the three months ended March 31, 2023. The decrease is primarily driven by CE volume decline of 2.0%, which was partially offset by price/mix benefits.
Vita Coco Coconut Water net sales increased by $0.4 million, or 0.6%, to $69.5 million for the three months ended March 31, 2024, from $69.1 million for the three months ended March 31, 2023. The increase was the result of net pricing benefits driven by changes in promotional timing, offset by CE volume decline of 3.4%.
Private label net sales decreased $0.8 million, or 3.1%, to $24.3 million for the three months ended March 31, 2024, from $25.1 million for the three months ended March 31, 2023, with CE volume growth of 3.8%, partially offset by price/mix changes.
Net sales from Other products decreased by $0.3 million, or 11.1%, to $2.3 million for the three months ended March 31, 2024 from $2.6 million for the three months ended March 31, 2023, driven by a CE volume decline of 25.5% partially offset by price/mix benefits.
International Segment
International net sales increased by $2.6 million, or 20.2%, to $15.6 million for the three months ended March 31, 2024, from $13.0 million for the three months ended March 31, 2023. The increase is primarily driven by price/mix benefits coupled with CE volume growth of 7.8%.
Vita Coco Coconut Water net sales increased by $0.1 million, or 1.1%, to $9.7 million for the three months ended March 31, 2024, from $9.6 million for the three months ended March 31, 2023. The increase was driven primarily by Europe which had strong volume and net sales performance, partially offset by lower volumes in the Asia Pacific region.
Private label net sales increased by $2.5 million, or 93.3%, to $5.2 million for the three months ended March 31, 2024 from $2.7 million for the three months ended March 31, 2023. The increase was driven primarily by CE volume growth in Europe from new distribution in addition to strong volume growth in the Asia Pacific region.
Net sales from Other products was relatively flat on a dollar basis for the three months ended March 31, 2024 compared to the prior year period.

Gross Profit

(in thousands)	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
Cost of goods sold
Americas segment	$55,219	$67,622	$(12,403)	(18.3)%
International segment	9,302	8,476	826	9.7%
Total cost of goods sold	$64,521	$76,098	$(11,577)	(15.2)%
Gross profit
Americas segment	$40,872	$29,150	$11,722	40.2%
International segment	6,305	4,511	1,794	39.8%
Total gross profit	$47,177	$33,661	$13,516	40.2%
Gross margin
Americas segment	42.5%	30.1%		12.4%
International segment	40.4%	34.7%		5.7%
Consolidated	42.2%	30.7%		11.5%

On a consolidated basis, cost of goods sold decreased $11.6 million, or 15.2%, to $64.5 million for the three months ended March 31, 2024, from $76.1 million for the three months ended March 31, 2023. On a consolidated and segment basis, the decrease is primarily related to significantly lower transportation costs, relating to ocean freight and domestic logistics, in addition to lower finished goods costs along with a slight volume CE decline of 0.5%.
On a consolidated basis, gross profit increased $13.5 million, or 40.2%, to $47.2 million for the three months ended March 31, 2024, from $33.7 million for the three months ended March 31, 2023. Gross margin increased approximately 11.5% percentage points to 42.2% for the three months ended March 31, 2024, as compared to 30.7% for the three months ended March 31, 2023. These increases resulted from lower global transportation costs and elevated Vita Coco Coconut Water net pricing, partially offset by mix effects within private label products.
Operating Expenses

(in thousands)	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
Selling, general, and administrative	$28,218	$26,957	$1,261	4.7%
Selling, General and Administrative Expenses
During the three months ended March 31, 2024, SG&A increased by $1.3 million, or 4.7%, versus the three months ended March 31, 2023. The increase was primarily driven by an increase of $1.9 million in personnel related expenses for the three months ended March 31, 2024 versus the prior year comparable period, partially offset by $0.4 million in lower distribution buyout expenses and $0.3 million less bad debt expense compared to prior year.
Other Income (Expense), Net

(in thousands)	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$(2,525)	$1,213	$(3,738)	308.2%
Foreign currency gain/(loss)	58	611	(553)	90.5%
Interest income	1,523	13	1,510	(11615.4%)
Interest expense	—	(15)	15	100.0%
	$(944)	$1,822	$(2,766)	151.8%

____________
n/m—represents percentage calculated not being meaningful
Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended March 31, 2024 and 2023, we recorded losses of $2.5 million and gains of $1.2 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the three months ended March 31, 2024 related to the contracts hedging the BRL and THB, and partly offset by gain on GBP hedges.
Foreign Currency Gain/(Loss)
For the three months ended March 31, 2024, the change in foreign currency loss was $553 as compared to March 31, 2023. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
The increase in interest income for the three months ended March 31, 2024 compared to the prior year period was primarily related to interest income on cash invested with financial institutions. The cash investment program was not in operation during the first quarter of 2023.
Interest Expense
The change in interest expense is immaterial.
Income Tax Expense

(in thousands)	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
Income tax expense	(3,777)	(1,821)	$(1,956)	107.4%
Tax rate	21.0%	21.4%
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

For the three months ended March 31, 2024 and 2023 our effective tax rate was 21.0% and 21.4% respectively. The effective tax rate for the current period is consistent with the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the U.S. where the Company operates in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expense in relation to the pre-tax profits.
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
These non-GAAP measures are a key metric used by management and our Board of Directors to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	14,238	6,705
Depreciation and amortization	162	165
Interest income	(1,523)	(13)
Interest expense	—	15
Income tax expense	3,777	1,821
EBITDA	16,654	8,693
Stock-based compensation (a)	2,109	2,162
Unrealized (gain)/loss on derivative instruments (b)	2,525	(1,213)
Foreign currency (gain)/loss (b)	(58)	(611)
Adjusted EBITDA	$21,230	$9,031
____________
(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $123.0 million and $132.5 million of cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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

Cash Flows
The following tables summarize our sources and uses of cash:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$(267)	$9,436	$(9,703)	102.8%
Investing activities	(124)	(449)	325	72.4%
Financing activities	(9,086)	597	(9,683)	(1621.9%)
Effects of exchange rate changes on cash and cash equivalents	(80)	187	(267)	(142.8%)
Net (decrease)/increase in cash and cash equivalents	$(9,557)	$9,771	$(19,328)	197.8%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the three months ended March 31, 2024, $9.7 million less net cash was generated by operating activities compared to the three months ended March 31, 2023. The lower cash generation was due to increases in working capital, partly offset by an increase in net income after any non-cash adjustments.
Investing Activities
During the three months ended March 31, 2024, cash used in investing activities was $0.1 million as compared to $0.4 million for the three months ended March 31, 2023, due to less cash paid for property and equipment.
Financing Activities
During the three months ended March 31, 2024 compared to the three months ended March 31, 2023, net cash used by financing activities was $9.7 million higher primarily driven by share repurchases that occurred in January 2024. See Note 10, Stockholders' Equity, for further discussion.
Debt
We had an immaterial amount of debt outstanding as of March 31, 2024 and December 31, 2023, which was related to vehicle loans.
Revolving Credit Facility
In May 2020, the Company entered into the 2020 Credit Facility, which currently provides for committed borrowings of $60 million. The maturity date on the 2020 Credit Facility is May 12, 2026.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus the Spread; or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company is currently subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The outstanding balance on the Revolving Facility was zero as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we were compliant with all financial covenants.

Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of March 31, 2024 was less than $0.1 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of March 31, 2024 and December 31, 2023 , the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of March 31, 2024 and December 31, 2023.
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

The total notional values of our forward exchange contracts were $105.0 million and $121.0 million as of March 31, 2024 and December 31, 2023, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $(2.5) million for the three months ended March 31, 2024, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $4.1 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of March 31, 2024, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. In the three months ended March 31, 2024, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended March 31, 2024, sales to two customers represented approximately 47% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of the Form 10-K for the fiscal year ended December 31, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of March 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended March 31, 2024 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
January 1, 2024 - January 31, 2024	391,544	$23.59	421,544	$30.0
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	—	$—	—	$—

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits, and may be suspended or discontinued at any time. During the three months ended March 31, 2024, the Company repurchased 391,544 shares at a cost of $9.2 million under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended March 31, 2024:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Jonathan Burth	Chief Operating Officer	Adoption	March 15, 2024	June 14, 2024 to July 31, 2025	Up to 100,000 shares of Common Stock issuable upon exercise of fully vested stock options and up to 40,000 shares of Common Stock
Jane Prior	Chief Marketing Officer	Adoption	March 15, 2024	June 14, 2024 to February 3, 2025	Up to 50,000 shares of Common Stock upon exercise of fully vested stock options
Charles van Es	Chief Sales Officer	Adoption	March 15, 2024	June 14, 2024 to January 31, 2025	Up to 39,675 shares of Common Stock upon exercise of fully vested stock options

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.4	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1†	Second Amendment to Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc., and Michael Kirban, dated March 4, 2024	8-K	001-40950	10.1	3/6/24
10.2+X	Manufacturing and Purchasing Agreement, by and among Century Pacific Food, Inc. and All Market Singapore Pte. Ltd., dated as of March 8, 2024					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THE VITA COCO COMPANY, INC.

Date: May 2, 2024	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)