Form 10-Q
period 2024-06-30
Vita Coco Company, Inc.
filed 2024-08-01
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, there were 56,782,291 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$150,103	$132,537
Accounts receivable, net of allowance of $2,992 at June 30, 2024, and $2,486 at December 31, 2023	78,891	50,086
Inventory	45,457	50,757
Supplier advances, current	1,381	1,521
Derivative assets	140	3,876
Prepaid expenses and other current assets	24,651	24,160
Total current assets	300,623	262,937
Property and equipment, net	2,231	2,136
Goodwill	7,791	7,791
Supplier advances, long-term	2,907	2,820
Deferred tax assets, net	6,745	6,749
Right-of-use assets, net	897	1,406
Other assets	1,842	1,843
Total assets	$323,036	$285,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,651	$21,826
Accrued expenses and other current liabilities	64,188	59,533
Notes payable, current	10	13
Derivative liabilities	5,965	1,213
Total current liabilities	90,814	82,585
Notes payable, long-term	8	13
Other long-term liabilities	208	647
Total liabilities	91,030	83,245
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,403,113 and 63,135,453 shares issued at June 30, 2024 and December 31, 2023, respectively 56,775,369 and 56,899,253 shares outstanding at June 30, 2024 and December 31, 2023, respectively	634	631
Additional paid-in capital	166,863	161,414
Retained earnings	134,073	100,742
Accumulated other comprehensive loss	(628)	(649)
Treasury stock, 6,627,744 shares at cost as of June 30, 2024, and 6,236,200 shares at cost as of December 31, 2023.	(68,936)	(59,701)
Total stockholders’ equity attributable to The Vita Coco Company, Inc.	232,006	202,437
Total liabilities and stockholders’ equity	$323,036	$285,682
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$144,116	$139,645	$255,814	$249,404
Cost of goods sold	85,379	88,551	149,900	164,649
Gross profit	58,737	51,094	105,914	84,755
Operating expenses
Selling, general and administrative	28,756	30,249	56,974	57,206
Income (Loss) from operations	29,981	20,845	48,940	27,549
Other income (expense)
Unrealized gain/(loss) on derivative instruments	(5,963)	988	(8,488)	2,201
Foreign currency gain/(loss)	(136)	170	(78)	781
Interest income	1,627	268	3,150	281
Interest expense	—	(15)	—	(30)
Total other income (expense)	(4,472)	1,411	(5,416)	3,233
Income before income taxes	25,509	22,256	43,524	30,782
Income tax expense	(6,416)	(4,269)	(10,193)	(6,090)
Net income	$19,093	$17,987	$33,331	$24,692
Net income per common share
Basic	$0.34	$0.32	$0.59	$0.44
Diluted	$0.32	$0.31	$0.57	$0.42
Weighted-average number of common shares outstanding
Basic	56,705,220	56,325,013	56,647,393	56,186,727
Diluted	59,235,211	58,854,063	58,990,921	58,103,502
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$19,093	$17,987	$33,331	$24,692
Other comprehensive income (loss):
Foreign currency translation adjustment	33	(64)	21	109
Total comprehensive income attributable to The Vita Coco Company, Inc.	$19,126	$17,923	$33,352	$24,801
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	Amount
Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$55,183	$(994)	6,206,200	$(58,928)	$141,093
Net income	—	—	—	—	—	—	—	6,705	—	—	—	6,705
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	—	—	2,162
Exercise of stock awards	185,783	2	—	—	185,783	2	601	—	—	—	—	603
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	173	—	—	173
Balance at March 31, 2023	54,297,928	543	8,113,105	81	62,411,033	624	147,973	60,818	(821)	6,206,200	(58,928)	149,666
Net income	—	—	—	—	—	—	—	17,987	—	—	—	17,987
Stock-based compensation	—	—	—	—	—	—	2,102	—	—	—	—	2,102
Exercise of stock awards	230,857	2	—	—	230,857	2	2,112	—	—	—	—	2,114
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64)	—	—	(64)
Balance at June 30, 2023	54,528,785	$545	8,113,105	$81	62,641,890	$626	$152,187	$78,805	$(885)	6,206,200	$(58,928)	$171,805

Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	14,238	—	—	—	14,238
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	391,544	(9,235)	(9,235)
Stock-based compensation	—	—	—	—	—	—	2,109	—	—	—	—	2,109
Exercise of stock awards	176,284	2	—	—	176,284	2	151	—	—	—	—	153
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at March 31, 2024	55,198,632	552	8,113,105	81	63,311,737	633	163,674	114,980	(661)	6,627,744	(68,936)	209,690
Net income	—	—	—	—	—	—	—	19,093	—	—	—	19,093
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Loan to Shareholder	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,399	—	—	—	—	2,399
Exercise of stock awards	91,376	1	—	—	91,376	1	790	—	—	—	—	791
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33	—	—	33
Balance at June 30, 2024	55,290,008	$553	8,113,105	$81	63,403,113	$634	$166,863	$134,073	$(628)	6,627,744	$(68,936)	$232,006
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$33,331	$24,692
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	344	340
(Gain)/loss on disposal of equipment	13	(1)
Bad debt expense	(204)	177
Unrealized (gain)/loss on derivative instruments	8,488	(2,201)
Stock-based compensation	4,508	4,264
Noncash lease expense	508	561
Changes in operating assets and liabilities:
Accounts receivable	(28,761)	(46,605)
Inventory	5,254	27,253
Prepaid expenses, net supplier advances, and other assets	(204)	2,769
Accounts payable, accrued expenses, and other liabilities	3,375	14,822
Net cash provided by (used in) operating activities	26,652	26,071
Cash flows from investing activities:
Cash paid for property and equipment	(414)	(487)
Proceeds from sale of property and equipment	—	5
Net cash used in investing activities	(414)	(482)
Cash flows from financing activities:
Proceeds from exercise of stock awards	681	2,717
Cash received (paid) on notes payable	(8)	(12)
Cash paid to acquire treasury stock	(9,235)	—
Net cash provided by (used in) financing activities	(8,562)	2,705
Effects of exchange rate changes on cash and cash equivalents	(106)	371
Net increase/(decrease) in cash and cash equivalents	17,570	28,665
Cash, cash equivalents and restricted cash at beginning of the period (1)	132,867	19,629
Cash, cash equivalents and restricted cash at end of the period (1)	$150,437	$48,294
1Includes $334 and $326 of restricted cash as of June 30, 2024 and 2023, respectively, that were included in other current assets.
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
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of June 30, 2024 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023.
During the six months ended June 30, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 49% and 53% of total net sales for the six months ended June 30, 2024 and 2023, respectively. In addition, the two customers in aggregate also accounted for 45% and 43% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on our major customers.
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
Disaggregation of Revenue

The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended June 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$98,494	$13,952	$112,446
Private Label	23,135	4,816	27,951
Other	2,873	846	3,719
Total	$124,502	$19,614	$144,116

	Three Months Ended June 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$95,004	$12,720	$107,724
Private Label	24,059	5,053	29,112
Other	2,200	609	2,809
Total	$121,263	$18,382	$139,645

	Six Months Ended June 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$168,016	$23,617	$191,633
Private Label	47,408	9,968	57,376
Other	5,169	1,636	6,805
Total	$220,593	$35,221	$255,814

	Six Months Ended June 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$164,142	$22,278	$186,420
Private Label	49,109	7,719	56,828
Other	4,784	1,372	6,156
Total	$218,035	$31,369	$249,404

4. INVENTORY
Inventory consists of the following:

	June 30, 2024	December 31, 2023
Raw materials and packaging	$3,130	$3,360
Finished goods	42,327	47,397
Inventory	$45,457	$50,757
5. GOODWILL
Goodwill consists of the following:

	June 30, 2024	December 31, 2023
Goodwill	$7,791	$7,791

All of the Company’s goodwill is associated with an acquisition, which occurred in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition.
6. DEBT
The table below details the outstanding balances on the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Notes payable
Vehicle loans	18	26
	$18	$26
Current	10	13
Non-current	$8	13
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
As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance and $60 million undrawn and available under its amended 2020 Credit Facility. The Company incurred no interest expense for the 2020 Credit Facility for the six months ended June 30, 2024 and June 30, 2023, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $15 and $15 for the three months ended June 30, 2024 and June 30, 2023, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $30 and $30 for the six months ended June 30, 2024 and June 30, 2023, respectively.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of June 30, 2024, the Company was in compliance with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of June 30, 2024 was less than $0.1 million.

7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements.The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of June 30, 2024 and December 31, 2023, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Six Months Ended June 30,		June 30, 2024	December 31, 2023
	2024	2023
Customer A	27%	30%	25%	20%
Customer B	22%	23%	20%	23%
One of the customers acquired less than 5% ownership in the Company upon consummation of the Company's initial public offering ("IPO"). As discussed in Note 10, Stockholders' Equity, the same customer also was granted 200,000 restricted stock awards at the time of the IPO, of which 100,000 vested on March 31, 2023 and 100,000 vested on March 31, 2024. The customer continues to hold less than 5% ownership in the Company as of June 30, 2024.
In 2023, we agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. However, at the request of this customer, we have continued the supply relationship for a significant portion of their private label coconut water needs.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Six Months Ended June 30,
	2024	2023
Supplier A	22%	20%
Supplier B	14%	15%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of June 30, 2024 and December 31, 2023, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay EUR	$4,279	$55	Derivative assets
Receive USD/pay CAD	6,097	85	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$51,459	$(4,339)	Derivative liabilities
Receive THB/sell USD	18,647	(1,243)	Derivative liabilities
Receive USD/pay GBP	21,277	(383)	Derivative liabilities

December 31, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$62,253	$3,876	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	21,971	(285)	Derivative liabilities
Receive USD/pay EUR	5,627	(90)	Derivative liabilities
Receive USD/pay GBP	23,512	(749)	Derivative liabilities
Receive USD/pay CAD	7,666	(89)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	2023
Unrealized gain/(loss) on derivative instruments	$(5,963)	$988
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$188	$1,572
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Six Months Ended June 30,
	2024	2023
Unrealized gain/(loss) on derivative instruments	$(8,488)	$2,201
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$795	$2,643
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
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
Forward Currency Swap Contracts—See Note 8, Derivative Instruments, for a description of these contracts. The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.

The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
June 30, 2024	$—	$(5,825)	$—	$(5,825)
December 31, 2023	$—	$2,663	$—	$2,663
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of June 30, 2024 and December 31, 2023, the Company held 6,627,744 and 6,236,200 shares, respectively, in treasury stock. As of June 30, 2024 and December 31, 2023, the Company had 3,219,779 and 3,124,326 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40,000 of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits and may be suspended or discontinued at any time. The Company repurchased no shares under this Program during the three months ended June 30, 2024. The Company repurchased 391,544 shares under this Program at a cost of $9,235 during the six months ended June 30, 2024. The Company repurchased 30,000 shares under this Program at a cost of $773 during the year ended December 31, 2023. As of June 30, 2024, the Company had $29,992 remaining under this Program.
On May 23, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with BofA Securities, Inc., Evercore Group L.L.C. and Goldman Sachs & Co. LLC, as the representative of the underwriters named in Schedule I thereto (collectively, the "Underwriters"), and a stockholder of the Company, Verlinvest Beverages SA (the "Selling Stockholder"), relating to an underwritten public offering of 5,000,000 shares (the "Offering") of Common Stock at a price to the public of $23.00 per share, before deducting underwriting discounts. Pursuant to the Underwriting Agreement, all 5,000,000 shares of Common Stock were sold by the Selling Stockholder. Under the terms of the Underwriting Agreement, the Selling Stockholder granted the Underwriters an option exercisable for 30 days to purchase up to an additional 750,000 shares of Common Stock from the Selling Stockholder at the public offering price, less underwriting discounts and commissions, which option was exercised in full prior to the closing of the Offering. The closing of the Offering occurred on May 26, 2023. The Company did not receive any of the proceeds from the sale of the shares. Additionally, the Company incurred $856 of administrative expenses related to the Offering, which were expensed in the six months ended June 30, 2023.
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

Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Plan, which became effective after the closing of the Company's IPO completed in October 2021. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board of Directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, stock payments, restricted stock units ("RSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. As of June 30, 2024, only stock options, restricted stock, and RSU's have been granted under the 2021 Plan.
The Company recognized stock-based compensation expense of $2,399 and $1,951 for the three months ended June 30, 2024 and 2023, respectively, in selling, general and administrative expenses. Additionally, the stock compensation expense of $4,357 and $3,248 was recognized for the six months ended June 30, 2024 and 2023, respectively, in selling, general and administrative expenses. For the RSUs previously granted to a major customer, $0 and $151 was recognized for the three months ended June 30, 2024 and June 30, 2023, respectively, as stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue. The Company recognized $151 and $1,016 for the six months ended June 30, 2024 and 2023, respectively, as a reduction in transaction price revenue for this major customer.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. There were 168,076 new service-based stock option awards granted during the six months ended June 30, 2024. Exercises of stock options during the three months ended June 30, 2024, and 2023 were 72,588 and 202,467, respectively. Exercises of stock options during the six months ended June 30, 2024, and 2023 were 86,548 and 268,990, respectively.
Option Awards with Performance and Market-based Vesting Conditions
There are also outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and adjusted EBITDA targets. There were also stock option awards granted in 2019 to the current Chief Executive Officer ("CEO") containing performance and market vesting conditions vesting upon occurrence of an IPO or other qualifying liquidity event and upon achieving a predetermined equity value of the Company, which fully vested as of July 31, 2023.
There were no new stock option awards granted during the six months ended June 30, 2024 with performance-based vesting conditions.
Service & Performance based Restricted Stock and RSUs
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the six months ended June 30, 2024 and June 30, 2023, the Company also granted RSUs that contain performance-based vesting conditions, subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets.
Also included in these awards are shares of restricted Common Stock valued at $3,000 granted at the time of the IPO to entities affiliated with a significant customer, at a price per share granted at the IPO of $15.00, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement had not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. The remaining 50% were released on March 31, 2024. The grant was accounted for as a stock-based sales incentive based on guidance in ASC 606 and is reflected as a reduction in the transaction price of revenue on the basis of the grant-date fair-value measure in accordance with the stock compensation guidance in ASC 718.
During the six months ended June 30, 2024, there were 259,221 service based and 58,365 performance based RSUs granted, which had an aggregate grant date fair value of $8,348. During the three months ended June 30, 2024 and June 30, 2023, awards vested were 18,788 and 28,390, respectively. During the six months ended June 30, 2024 and June 30, 2023, awards vested were 181,112 and 147,649, respectively, which includes service based RSUs and restricted stock of the major customer.
11. INCOME TAXES
For the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $6,416 and $4,269, respectively, in its condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recorded $10,193 and $6,090, respectively, in income tax expense in its condensed consolidated statements of operations.

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

As of June 30, 2024 and December 31, 2023, there was a $106 liability for income tax uncertainties recorded in the Company's consolidated balance sheets. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized no interest and penalties related to income tax uncertainties in its consolidated balance sheets or consolidated statement of operations for the three and six months ended June 30, 2024 and 2023. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:

Net income	$19,093	$17,987	$33,331	$24,692
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,705,220	56,325,013	56,647,393	56,186,727
Effect of conversion of stock options	2,529,991	2,529,050	2,343,528	1,916,775
Weighted-average number of common shares used in earnings per share—diluted	59,235,211	58,854,063	58,990,921	58,103,502
Earnings per share—basic	$0.34	$0.32	$0.59	$0.44
Earnings per share—diluted	$0.32	$0.31	$0.57	$0.42
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Options to purchase common stock and RSUs	207,168	54,008	254,490	560,721

13. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the U.S. and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s aluminum bottle canned water (Ever & Ever) and protein infused fitness drink (PWR LIFT) are marketed only in the Americas segment. The Company also offered guayusa leaf products (Runa) in the Americas segment. As of December 2023, we ceased offering the Runa brand.
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
Information about the Company’s operations by operating segment as of the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$144,116	$139,645	$255,814	$249,404
Americas	124,502	121,263	220,593	218,035
International	19,614	18,382	35,221	31,369
Gross profit	$58,737	$51,094	$105,914	$84,755
Americas	52,208	45,109	93,080	74,258
International	6,529	5,985	12,834	10,497

	As of June 30,	As of December 31,
	2024	2023
Total segment assets	$323,036	$285,682
Americas	225,790	209,984
International	97,246	75,698

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation	2024	2023	2024	2023
Total gross profit	$58,737	$51,094	$105,914	$84,755
Less:
Selling, general, and administrative expenses	28,756	30,249	56,974	57,206
Income (loss) from operations	$29,981	$20,845	$48,940	$27,549
Less:
Unrealized gain/(loss) on derivative instruments	(5,963)	988	(8,488)	2,201
Foreign currency gain/(loss)	(136)	170	(78)	781
Interest income	1,627	268	3,150	281
Interest expense	—	(15)	—	(30)
Income before income taxes	$25,509	$22,256	$43,524	$30,782

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Six Months Ended June 30,	2024	2023
United States	$205,561	$204,152
United Kingdom	25,862	21,622
All other countries(1)	24,391	23,631
Net sales	$255,814	$249,404
___________

(1)	No individual country is greater than 10% of total net sales for the six months ended June 30, 2024 and 2023.
The following table provides information related to the Company’s property and equipment, net by country:

	June 30, 2024	December 31, 2023
United States	$857	$729
Singapore	1,076	1,081
All other countries(1)	298	326
Property and equipment, net	$2,231	$2,136
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of June 30, 2024 and December 31, 2023.
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

Registration Rights and Underwriting Agreements - Under the Registration Rights agreement by and among the Company, Verlinvest and certain other investors, in connection with each demand registration, piggyback or shelf offering, the Company agreed to reimburse the holders of registrable securities for the reasonable fees and disbursements of not more than one law firm. As part of the two secondary offerings during 2023, the Company also entered into underwriting agreements, to which Verlinvest was a party. In connection with the secondary share offering by Verlinvest in May 2023, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel in the fourth quarter of 2023, and those expenses, in the amount of $140, were not reimbursed by the Company. In connection with the secondary share offering by Verlinvest in November 2023, in April 2024, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel, and those expenses, in the amount of $324, were not reimbursed by the Company.

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

As of June 30, 2024, we source our coconut water from a diversified global network of 15 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products to better service our customers’ needs.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023, respectively:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$144,116	$139,645	$255,814	$249,404
Cost of goods sold	85,379	88,551	149,900	164,649
Gross profit	58,737	51,094	105,914	84,755
Operating expenses
Selling, general, and administrative	28,756	30,249	56,974	57,206
Income (loss) from operations	29,981	20,845	48,940	27,549
Other income (expense)
Unrealized gain/(loss) on derivative instrument	(5,963)	988	(8,488)	2,201
Foreign currency gain/(loss)	(136)	170	(78)	781
Interest income	1,627	268	3,150	281
Interest expense	—	(15)	—	(30)
Total other income (expense)	(4,472)	1,411	(5,416)	3,233
Income before income taxes	25,509	22,256	43,524	30,782
Income tax expense	(6,416)	(4,269)	(10,193)	(6,090)
Net income	$19,093	$17,987	$33,331	$24,692
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$98,494	$95,004	$3,490	3.7%	$168,016	$164,142	$3,874	2.4%
Private Label	23,135	24,059	(924)	(3.8)%	47,408	49,109	(1,701)	(3.5)%
Other	2,873	2,200	673	30.6%	5,169	4,784	385	8.0%
Subtotal	124,502	121,263	3,239	2.7%	220,593	218,035	2,558	1.2%
International segment
Vita Coco Coconut Water	13,952	12,720	$1,233	9.7%	23,617	22,278	$1,339	6.0%
Private Label	4,816	5,053	(236)	(4.7)%	9,968	7,719	2,249	29.1%
Other	846	609	237	38.9%	1,636	1,372	264	19.2%
Subtotal	$19,614	$18,382	$1,232	6.7%	$35,221	$31,369	$3,852	12.3%
Total net sales	$144,116	$139,645	$4,471	3.2%	$255,814	$249,404	$6,410	2.6%
For the three months ended June 30, 2024, the primary driver of the consolidated net sales increase of 3.2% was a 4.4% net sales increase in Vita Coco Coconut Water resulting from a case equivalents ("CE") volume increase of 1.9% coupled with net pricing benefits. For the six months ended June 30, 2024, the net sales increase of 2.6%, was driven by Vita Coco Coconut Water which had a 2.8% net sales increase due to net pricing actions and changes in promotion timing compared to prior year, partially offset by a CE volume decrease of 0.7%.

Volume in Case Equivalent
The following table provides a comparative summary of the percentage change in our volume in CE for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, by operating segment and product category:

	Percentage Change - Three Months Ended June 30, 2024 vs. 2023
	Americas	International	Total
Vita Coco Coconut Water	1.3%	5.0%	1.9%
Private Label	10.6%	13.7%	11.2%
Other	14.0%	7.2%	13.5%
Total volume (CE)	3.4%	7.3%	4.0%

	Percentage Change - Six Months Ended June 30, 2024 vs. 2023
	Americas	International	Total
Vita Coco Coconut Water	(0.6)%	(1.2)%	(0.7)%
Private Label	7.1%	34.7%	11.7%
Other	(7.0)%	(8.5)%	(7.1)%
Total volume (CE)	1.0%	7.5%	2.0%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased $3.2 million, or 2.7%, to $124.5 million for the three months ended June 30, 2024 from $121.3 million for the three months ended June 30, 2023. The increase was primarily driven by CE volume growth of 3.4%, which was partially offset by price/mix changes in private label. Americas net sales increased $2.6 million, or 1.2%, to $220.6 million for the six months ended June 30, 2024 from $218.0 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in CE volume of 1.0%.
Vita Coco Coconut Water net sales increased by $3.5 million, or 3.7%, to $98.5 million for the three months ended June 30, 2024, from $95.0 million for the three months ended June 30, 2023. The increase was the result of CE volume growth of 1.3% coupled with net pricing benefits. Vita Coco Coconut Water net sales increased by $3.9 million, or 2.4%, to $168.0 million for the six months ended June 30, 2024. The increase was primarily driven by net pricing benefits due to the timing of pricing promotions, partially offset by a CE volume decrease of 0.6%.
Private label net sales decreased by $0.9 million, or 3.8%, to $23.1 million for the three months ended June 30, 2024, from $24.1 million for the three months ended June 30, 2023, due to the expected decrease in the private label oil business, partially offset by CE volume growth of 10.6%. Private label net sales decreased by $1.7 million, or 3.5% to $47.4 million for the six months ended June 30, 2024, due to the expected private label oil decrease, partially offset by CE volume growth of 7.1%.
Net sales from Other products increased by $0.7 million, or 30.6%, to $2.9 million for the three months ended June 30, 2024 from $2.2 million for the three months ended June 30, 2023, driven by a CE volume increase of 14.0% due to innovations coupled with price/mix benefits. Net sales from Other products increased minimally by $0.4 million, or 8.0%, to $5.2 million for the six months ended June 30, 2024.
International Segment
International net sales increased by $1.2 million, or 6.7%, to $19.6 million for the three months ended June 30, 2024, from $18.4 million for the three months ended June 30, 2023. The increase is primarily driven by CE volume growth of

7.3%. International net sales increased by $3.9 million, or 12.3%, to $35.2 million for the six months ended June 30, 2024 from $31.4 million for the six months ended June 30, 2023. The increase is primarily driven by CE volume growth of 7.5%.
Vita Coco Coconut Water net sales increased by $1.2 million, or 9.7%, to $14.0 million for the three months ended June 30, 2024, from $12.7 million for the three months ended June 30, 2023. The increase was driven primarily by Europe, which had strong volume and net sales performance, partially offset by lower volumes in the Asia Pacific region. Vita Coco Coconut Water net sales increased by $1.3 million, or 6.0%, to $23.6 million for the six months ended June 30, 2024 from $22.3 million for the six months ended June 30, 2023. The increase was primarily driven by strong growth in Europe partially offset by lower volumes in the Asia Pacific region.
Private label net sales decreased by $0.2 million, or 4.7%, to $4.8 million for the three months ended June 30, 2024 from $5.1 million for the three months ended June 30, 2023. The decrease was driven primarily by the expected decrease in private label coconut oil which offset private label coconut water CE volume growth in Europe from new distribution. Private label net sales increased by $2.2 million, or 29.1%, to $10.0 million for the six months ended June 30, 2024 from $7.7 million for the six months ended June 30, 2023. The increase was driven primarily by Europe which had strong volume driven by new distribution, partially offset by the private label coconut oil decrease.
Net sales from Other products was relatively flat on a dollar basis for the three and six months ended June 30, 2024 compared to the prior year period.
Gross Profit

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Cost of goods sold
Americas segment	$72,295	$76,155	$(3,860)	(5.1)%	$127,514	$143,777	$(16,263)	(11.3)%
International segment	13,084	12,396	688	5.6%	22,386	20,872	1,514	7.3%
Total cost of goods sold	$85,379	$88,551	$(3,172)	(3.6)%	$149,900	$164,649	$(14,749)	(9.0)%
Gross profit
Americas segment	$52,208	$45,109	$7,099	15.7%	$93,080	$74,258	$18,822	25.3%
International segment	6,529	5,985	544	9.1%	12,834	10,497	2,337	22.3%
Total gross profit	$58,737	$51,094	$7,643	15.0%	$105,914	$84,755	$21,159	25.0%
Gross margin
Americas segment	41.9%	37.2%		4.7%	42.2%	34.1%		8.1%
International segment	33.3%	32.6%		0.7%	36.4%	33.5%		2.9%
Consolidated	40.8%	36.6%		4.2%	41.4%	34.0%		7.4%

On a consolidated basis, cost of goods sold decreased by $3.2 million, or 3.6%, to $85.4 million for the three months ended June 30, 2024, from $88.6 million for the three months ended June 30, 2023. On a consolidated and segment basis, the decrease was primarily related to lower finished goods and transportation costs and mix impacts from Private Label, which were partially offset by volume CE growth. Cost of goods sold decreased by $14.7 million, or 9.0%, to $149.9 million for the six months ended June 30, 2024. On a consolidated basis, the decrease was primarily related to lower finished goods and transportation costs, and mix impacts from Private Label, which were partially offset by volume CE growth.
On a consolidated basis, gross profit increased by $7.6 million, or 15.0%, to $58.7 million for the three months ended June 30, 2024, from $51.1 million for the three months ended June 30, 2023. Gross margin increased approximately 4.2% percentage points to 40.8% for the three months ended June 30, 2024, as compared to 36.6% for the three months ended June 30, 2023. The increase in gross profit resulted from lower finished goods and domestic transportation costs, and improvements primarily in Vita Coco Coconut Water pricing along with mix effects of private label products. Gross profit increased by $21.2 million, or 25.0%, to $105.9 million for the six months ended June 30, 2024. This increase resulted from lower finished goods and transportation costs, improvements in Vita Coco Coconut Water pricing, volume CE growth, cost of goods mix benefits, partly offset by Private Label net sales mix impacts.

Operating Expenses

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Selling, general, and administrative	$28,756	$30,249	$(1,493)	(4.9)%	56,974	57,206	(232)	(0.4)%
Selling, General and Administrative Expenses
During the three months ended June 30, 2024, SG&A decreased by $1.5 million, or 4.9%, versus the three months ended June 30, 2023. The decrease was primarily driven by reduced marketing expense of $2.7 million largely timing related, partially offset by an increase of $1.1 million in personnel related expenses for the three months ended June 30, 2024 versus the prior year comparable period. During the six months ended June 30, 2024, SG&A decreased by $0.2 million, or 0.4%, versus the six months ended June 30, 2023. The decrease was primarily driven lower marketing expense of $2.8 million and reduced bad debt expense of $0.4 million, partially offset by increased personnel related expenses of $3.0 million.
Other Income (Expense), Net

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$(5,963)	$988	$(6,951)	n/m	$(8,488)	$2,201	$(10,689)	n/m
Foreign currency gain/(loss)	(136)	170	(306)	180.0%	$(78)	781	(859)	(110.0%)
Interest income	1,627	268	1,359	n/m	$3,150	281	2,869	n/m
Interest expense	—	(15)	15	100.0%	$0	(30)	30	(100.0%)
	$(4,472)	$1,411	$(5,883)	416.9%	$(5,416)	$3,233	$(8,649)	(267.5%)
____________
n/m—represents percentage calculated not being meaningful
Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended June 30, 2024 and 2023, we recorded losses of $6.0 million and gains of $1.0 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the three months ended June 30, 2024 related to the contracts hedging the BRL. For the six months ended June 30, 2024 and 2023, we recorded losses of $8.5 million and gains of $2.2 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the six months ended June 30, 2024 related to the contracts hedging the BRL and THB, partially offset by gains on GBP, CAD and EUR hedges.
Foreign Currency Gain/(Loss)
For the three months ended June 30, 2024, the change in foreign currency loss was $0.3 million as compared to June 30, 2023. For the six months ended June 30, 2024, the change in foreign currency loss was $0.9 million as compared to June 30, 2023. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
For the three months ended June 30, 2024, the increase in interest income was $1.4 million as compared to June 30, 2023. The increase was primarily due to higher levels of cash invested with financial institutions during the second quarter of 2024 compared to the second quarter of 2023. For the six months ended June 30, 2024, the change in interest income was $2.9 million as compared to the same period ending June 30, 2023. The increase in interest income period over period was due to the cash investment program that began in April 2023, in addition to higher levels of cash invested with financial institutions compared to prior year.

Interest Expense
The change in interest expense is immaterial.
Income Tax Expense

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Income tax expense	(6,416)	(4,269)	$(2,147)	50.3%	$(10,193)	$(6,090)	$(4,103)	67.4%
Tax rate	25.2%	19.2%			23.4%	19.8%
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

For the six months ended June 30, 2024 and 2023 our effective tax rate was 23.4% and 19.8% respectively. The effective tax rate for the current period is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that we operate in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of our pre-tax profits and the impact of higher non-deductible expense this year related to covered employees' compensation in relation to the pre-tax profits.
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

A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	19,093	17,987	33,331	24,692
Depreciation and amortization	182	175	344	340
Interest income	(1,627)	(268)	(3,150)	(281)
Interest expense	—	15	—	30
Income tax expense	6,416	4,269	10,193	6,090
EBITDA	24,064	22,178	40,718	30,871
Stock-based compensation (a)	2,399	2,102	4,508	4,264
Unrealized (gain)/loss on derivative instruments (b)	5,963	(988)	8,488	(2,201)
Foreign currency (gain)/loss (b)	136	(170)	78	(781)
Secondary Offering Costs (c)	(324)	856	(324)	856
Adjusted EBITDA	$32,238	$23,978	53,468	$33,009
____________
(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Reflects other non-recurring expenses related to costs associated with two secondary offerings in which Verlinvest Beverages SA sold shares of the Company in an underwritten public offering that closed on May 26, 2023 and a block trade that was executed on November 9, 2023. The amounts for the three and six months ended June 30, 2023 relate to costs for the May 26, 2023 offering. The amounts for the three and six months ended June 30, 2024 relate to an expense waiver of certain costs incurred during the November 9, 2023 block trade. The Company did not receive any proceeds from the sale of the shares. For additional information regarding the expense waiver for the three and six months ended June 30, 2024, see Note 14, Related Party Transactions, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $150.1 million and $132.5 million of cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$26,652	$26,071	$581	(2.2%)
Investing activities	(414)	(482)	68	14.1%
Financing activities	(8,562)	2,705	(11,267)	(416.5%)
Effects of exchange rate changes on cash and cash equivalents	(106)	371	(477)	(128.6%)
Net (decrease)/increase in cash and cash equivalents	$17,570	$28,665	$(11,095)	38.7%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the six months ended June 30, 2024, $0.6 million more net cash was generated by operating activities compared to the six months ended June 30, 2023. The higher cash generation was due to increase in net income after any non-cash adjustments, partially offset by increases in working capital.
Investing Activities
During the six months ended June 30, 2024, cash used in investing activities was $0.4 million as compared to $0.5 million for the six months ended June 30, 2023, due to a minor increase in capital expenditures.
Financing Activities
During the six months ended June 30, 2024 compared to the six months ended June 30, 2023, net cash used by financing activities was $11.3 million higher primarily driven by share repurchases that occurred in January 2024 and lower proceeds from stock award exercises. See Note 10, Stockholders' Equity, for further discussion on share repurchases.
Debt
We had an immaterial amount of debt outstanding as of June 30, 2024 and December 31, 2023, which was related to vehicle loans.
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

The outstanding balance on the Revolving Facility was zero as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of June 30, 2024 was less than $0.1 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of June 30, 2024 and December 31, 2023, the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of June 30, 2024 and December 31, 2023.
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
The total notional values of our forward exchange contracts were $101.8 million and $121.0 million as of June 30, 2024 and December 31, 2023, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $(8.5) million for the six months ended June 30, 2024, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $0.3 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of June 30, 2024, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. In the six months ended June 30, 2024, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the six months ended June 30, 2024, sales to two customers represented approximately 49% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of the Form 10-K for the fiscal year ended December 31, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended June 30, 2024 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	$—
June 1, 2024 - June 30, 2024	—	$—	—	$—

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits, and may be suspended or discontinued at any time. During the six months ended June 30, 2024, the Company repurchased 391,544 shares at a cost of $9.2 million under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended June 30, 2024:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
The Michael Kirban Revocable Trust	A trust controlled by Michael Kirban (Co-Founder, Executive Chairman and Chairman of the Board)	Termination	May 17, 2024	September 14, 2023 to September 13, 2024	Up to 240,000 shares of Common Stock
The Ira Liran 2012 Family Trust	A trust controlled by Ira Liran	Adoption	June 14, 2024	September 14, 2024 to September 18, 2025	Up to 250,000 shares of Common Stock

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.4	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1+X	Co-Manufacturing and Purchasing Agreement, by and among Axelum Resources Corp. and All Market Singapore Pte. Ltd. dated as of April 18, 2024					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

THE VITA COCO COMPANY, INC.

Date: August 1, 2024	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)