Form 10-Q
period 2024-09-30
Vita Coco Company, Inc.
filed 2024-10-30
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2024, there were 56,731,939 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$156,706	$132,537
Accounts receivable, net of allowance of $2,257 at September 30, 2024, and $2,486 at December 31, 2023	78,600	50,086
Inventory	64,905	50,757
Supplier advances, current	1,265	1,521
Derivative assets	1,299	3,876
Prepaid expenses and other current assets	27,986	24,160
Total current assets	330,761	262,937
Property and equipment, net	2,440	2,136
Goodwill	7,791	7,791
Supplier advances, long-term	2,732	2,820
Deferred tax assets, net	6,756	6,749
Right-of-use assets, net	648	1,406
Other assets	2,019	1,843
Total assets	$353,147	$285,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,253	$21,826
Accrued expenses and other current liabilities	64,908	59,533
Notes payable, current	10	13
Derivative liabilities	4,533	1,213
Total current liabilities	100,704	82,585
Notes payable, long-term	5	13
Other long-term liabilities	318	647
Total liabilities	101,027	83,245
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,472,285 and 63,135,453 shares issued at September 30, 2024 and December 31, 2023, respectively 56,731,839 and 56,899,253 shares outstanding at September 30, 2024 and December 31, 2023, respectively	635	631
Additional paid-in capital	169,736	161,414
Retained earnings	153,324	100,742
Accumulated other comprehensive loss	156	(649)
Treasury stock, 6,740,446 shares at cost as of September 30, 2024, and 6,236,200 shares at cost as of December 31, 2023.	(71,731)	(59,701)
Total stockholders’ equity	252,120	202,437
Total liabilities and stockholders’ equity	$353,147	$285,682
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$132,906	$138,064	$388,720	$387,468
Cost of goods sold	81,344	81,893	231,244	246,542
Gross profit	51,562	56,171	157,476	140,926
Operating expenses
Selling, general and administrative	30,967	32,649	87,941	89,855
Income (Loss) from operations	20,595	23,522	69,535	51,071
Other income (expense)
Unrealized gain/(loss) on derivative instruments	2,592	(3,959)	(5,896)	(1,758)
Foreign currency gain/(loss)	550	(1,211)	472	(430)
Interest income	1,876	824	5,026	1,105
Interest expense	—	(1)	—	(31)
Total other income (expense)	5,018	(4,347)	(398)	(1,114)
Income before income taxes	25,613	19,175	69,137	49,957
Income tax expense	(6,362)	(4,011)	(16,555)	(10,101)
Net income	$19,251	$15,164	$52,582	$39,856
Net income per common share
Basic	$0.34	$0.27	$0.93	$0.71
Diluted	$0.32	$0.26	$0.89	$0.68
Weighted-average number of common shares outstanding
Basic	56,769,410	56,493,757	56,688,362	56,290,195
Diluted	59,314,805	59,271,757	59,099,179	58,494,045
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$19,251	$15,164	$52,582	$39,856
Other comprehensive income (loss):
Foreign currency translation adjustment	784	(426)	805	(317)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$20,035	$14,738	$53,387	$39,539
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	Amount
Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	$145,210	$55,183	$(994)	6,206,200	$(58,928)	$141,093
Net income	—	—	—	—	—	—	—	6,705	—	—	—	6,705
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	—	—	2,162
Exercise of stock awards	185,783	2	—	—	185,783	2	601	—	—	—	—	603
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	173	—	—	173
Balance at March 31, 2023	54,297,928	543	8,113,105	81	62,411,033	624	147,973	60,818	(821)	6,206,200	(58,928)	149,666
Net income	—	—	—	—	—	—	—	17,987	—	—	—	17,987
Stock-based compensation	—	—	—	—	—	—	2,102	—	—	—	—	2,102
Exercise of stock awards	230,857	2	—	—	230,857	2	2,112	—	—	—	—	2,114
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64)	—	—	(64)
Balance at June 30, 2023	54,528,785	$545	8,113,105	$81	62,641,890	$626	$152,187	$78,805	$(885)	6,206,200	$(58,928)	$171,805
Net income	—	—	—	—	—	—	—	15,164	—	—	—	15,164
Stock-based compensation expense	—	—	—	—	—	—	2,862	—	—	—	—	2,862
Exercise of stock awards	320,315	3	—	—	320,315	3	3,195	—	—	—	—	3,198
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(426)	—	—	(426)
Balance at September 30, 2023	54,849,100	$548	8,113,105	$81	62,962,205	$629	$158,244	$93,969	$(1,311)	6,206,200	$(58,928)	$192,603

Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	14,238	—	—	—	14,238
Purchase of Treasury Shares	—	—	—	—	—	—	—	—	—	391,544	(9,235)	(9,235)
Stock-based compensation	—	—	—	—	—	—	2,109	—	—	—	—	2,109
Exercise of stock awards	176,284	2	—	—	176,284	2	151	—	—	—	—	153
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at March 31, 2024	55,198,632	552	8,113,105	81	63,311,737	633	163,674	114,980	(661)	6,627,744	(68,936)	209,690
Net income	—	—	—	—	—	—	—	19,093	—	—	—	19,093
Stock-based compensation	—	—	—	—	—	—	2,399	—	—	—	—	2,399
Exercise of stock awards	91,376	1	—	—	91,376	1	790	—	—	—	—	791
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33	—	—	33
Balance at June 30. 2024	55,290,008	$553	8,113,105	$81	63,403,113	$634	$166,863	$134,073	$(628)	6,627,744	$(68,936)	$232,006
Net income	—	—	—	—	—	—	—	19,251	—	—	—	19,251
Purchase of Treasury Shares	—	—	—	—	—	—	—	—	—	112,702	(2,795)	(2,795)
Stock-based compensation	—	—	—	—	—	—	2,141	—	—	—	—	2,141
Exercise of stock awards	69,172	1	—	—	69,172	1	732	—	—	—	—	733
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	784	—	—	784
Balance at September 30, 2024	55,359,180	$554	8,113,105	$81	63,472,285	$635	$169,736	$153,324	$156	6,740,446	$(71,731)	$252,120
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$52,582	$39,856
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	540	503
(Gain)/loss on disposal of equipment	13	19
Bad debt expense	(665)	255
Unrealized (gain)/loss on derivative instruments	5,896	1,758
Stock-based compensation	6,649	7,126
Impairment loss on assets held for sale	—	363
Noncash lease expense	764	966
Changes in operating assets and liabilities:
Accounts receivable	(26,910)	(37,234)
Inventory	(13,974)	33,815
Prepaid expenses, net supplier advances, and other assets	(2,585)	5,215
Accounts payable, accrued expenses, and other liabilities	13,667	17,361
Net cash provided by (used in) operating activities	35,977	70,003
Cash flows from investing activities:
Cash paid for property and equipment	(849)	(533)
Proceeds from sale of property and equipment	—	5
Net cash used in investing activities	(849)	(528)
Cash flows from financing activities:
Proceeds from exercise of stock awards	1,676	5,915
Cash paid on notes payable	(10)	(18)
Cash paid to acquire treasury stock	(12,030)	—
Net cash provided by (used in) financing activities	(10,364)	5,897
Effects of exchange rate changes on cash and cash equivalents	333	212
Net increase/(decrease) in cash and cash equivalents	25,097	75,584
Cash, cash equivalents and restricted cash at beginning of the period (1)	132,867	19,629
Cash, cash equivalents and restricted cash at end of the period (1)	$157,964	$95,213
1Includes $1,258 and $328 of restricted cash as of September 30, 2024 and 2023, respectively, that were included in other current assets.
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
The Company has ten wholly-owned subsidiaries, including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, All Market Europe, Ltd. (“AME”) in the United Kingdom established 2009, and one subsidiary in Germany established during 2024.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of September 30, 2024 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023.
During the nine months ended September 30, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers in aggregate represented 48% and 51% of total net sales for the nine months ended September 30, 2024 and 2023, respectively. In addition, the two customers in aggregate also accounted for 37% and 43% of total accounts receivable as of September 30, 2024 and December 31, 2023, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on our major customers.
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

Leases
As of September 30, 2024, the Company signed a lease agreement for a new office in New York, NY. The operating lease will commence in fiscal year 2025, ending in 2034 with an option to extend for an additional two years. Total undiscounted future payments for this new office lease are $15,766. Additionally upon signing the agreement, the Company was required to establish a line of credit of $920 as a security deposit which may be used in case of delinquency. As of September 30, 2024, the Company has established the letter of credit and accounted $920 as restricted cash.
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
Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended September 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$94,013	$14,883	$108,896
Private Label	16,489	4,800	21,289
Other	1,744	977	2,721
Total	$112,246	$20,660	$132,906

	Three Months Ended September 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$89,683	$11,350	$101,033
Private Label	28,257	5,421	33,678
Other	2,706	647	3,353
Total	$120,646	$17,418	$138,064

	Nine Months Ended September 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$262,029	$38,500	$300,529
Private Label	63,897	14,768	78,665
Other	6,913	2,613	9,526
Total	$332,839	$55,881	$388,720

	Nine Months Ended September 30, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$253,825	$33,628	$287,453
Private Label	77,366	13,140	90,506
Other	7,490	2,019	9,509
Total	$338,681	$48,787	$387,468

4. INVENTORY
Inventory consists of the following:

	September 30, 2024	December 31, 2023
Raw materials and packaging	$3,753	$3,360
Finished goods	61,152	47,397
Inventory	$64,905	$50,757

5. GOODWILL
Goodwill consists of the following:

	September 30, 2024	December 31, 2023
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with an acquisition, which occurred in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition.
6. DEBT
The table below details the outstanding balances on the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Notes payable
Vehicle loans	15	26
	$15	$26
Current	10	13
Non-current	$5	13
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
As of September 30, 2024 and December 31, 2023, the Company had no outstanding balance and $60 million undrawn and available under its amended 2020 Credit Facility. The Company incurred no interest expense for the 2020 Credit Facility for the nine months ended September 30, 2024 and September 30, 2023, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $15 and $15 for the three months ended September 30, 2024 and September 30, 2023, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $46 and $46 for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of September 30, 2024, the Company was in compliance with all financial covenants.

Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of September 30, 2024 was less than $0.1 million.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of September 30, 2024 and December 31, 2023, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Nine Months Ended September 30,		September 30, 2024	December 31, 2023
	2024	2023
Customer A	25%	29%	14%	20%
Customer B	23%	22%	23%	23%
One of the customers acquired less than 5% ownership in the Company upon consummation of the Company's initial public offering ("IPO"). As discussed in Note 10, Stockholders' Equity, the same customer also was granted 200,000 restricted stock awards at the time of the IPO, of which 100,000 vested on March 31, 2023 and 100,000 vested on March 31, 2024. The customer continues to hold less than 5% ownership in the Company as of September 30, 2024.
In 2023, we agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. However, at the request of this customer, we have continued the supply relationship for a significant portion of their private label coconut water needs.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Nine Months Ended September 30,
	2024	2023
Supplier A	19%	20%
Supplier B	13%	14%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of September 30, 2024 and December 31, 2023, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.

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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive THB/sell USD	$21,324	$1,298	Derivative assets
Receive USD/pay CAD	6,442	1	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$42,900	$(2,999)	Derivative liabilities
Receive USD/pay GBP	22,063	(1,375)	Derivative liabilities
Receive USD/pay EUR	6,691	(159)	Derivative liabilities

December 31, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$62,253	$3,876	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	21,971	(285)	Derivative liabilities
Receive USD/pay EUR	5,627	(90)	Derivative liabilities
Receive USD/pay GBP	23,512	(749)	Derivative liabilities
Receive USD/pay CAD	7,666	(89)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
Location	2024	2023
Unrealized gain/(loss) on derivative instruments	$2,592	$(3,959)
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$(610)	$1,909
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)

	Nine Months Ended September 30,
	2024	2023
Unrealized gain/(loss) on derivative instruments	$(5,896)	$(1,758)
Location	Unrealized gain/(loss) on derivative instruments	Unrealized gain/(loss) on derivative instruments
Foreign currency gain / (loss)	$185	$4,552
Location	Foreign currency gain/(loss)	Foreign currency gain/(loss)
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

The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
September 30, 2024	$—	$(3,234)	$—	$(3,234)
December 31, 2023	$—	$2,663	$—	$2,663
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board of Directors.
As of September 30, 2024 and December 31, 2023, the Company held 6,740,446 and 6,236,200 shares, respectively, in treasury stock. As of September 30, 2024 and December 31, 2023, the Company had 3,257,423 and 3,124,326 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40,000 of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 112,702 shares under this Program during the three months ended September 30, 2024. The Company repurchased 504,246 shares under this Program at a cost of $12,030 during the nine months ended September 30, 2024. The Company repurchased 30,000 shares under this Program at a cost of $773 during the year ended December 31, 2023. As of September 30, 2024, the Company had $27,196 remaining under this Program.
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

Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Plan, which became effective after the closing of the Company's IPO completed in October 2021. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board of Directors; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), restricted stock, dividend equivalents, stock payments, restricted stock units ("RSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. As of September 30, 2024, only stock options, restricted stock, and RSU's have been granted under the 2021 Plan.
For the three and nine months ended September 30, 2024 and 2023, the Company recorded stock compensation costs totaling:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reduction in Revenue (1)	$—	$153	$151	$1,169
Selling, General & Administrative Expenses	$2,141	$2,709	$6,498	$5,957
Total Stock Compensation Expense	$2,141	$2,862	$6,649	$7,126
1 The cost recognized as a reduction in revenue is related to the RSUs previously granted to a major customer based on guidance in ASC 606 as stock based sales incentive.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. There were 168,076 new service-based stock option awards granted during the nine months ended September 30, 2024. Exercises of stock options during the three months ended September 30, 2024, and 2023 were 61,763 and 314,210, respectively. Exercises of stock options during the nine months ended September 30, 2024, and 2023 were 148,311 and 583,201, respectively.
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
There were no new stock option awards granted during the nine months ended September 30, 2024 with performance-based vesting conditions.
Service & Performance based Restricted Stock and RSUs
Restricted stock and RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the nine months ended September 30, 2024 and September 30, 2023, the Company also granted RSUs that contain performance-based vesting conditions, subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets.
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
During the nine months ended September 30, 2024, there were 259,221 service based and 58,365 performance based RSUs granted, which had an aggregate grant date fair value of $8,348. During the three months ended September 30, 2024 and September 30, 2023, awards vested were 7,275 and 6,105, respectively. During the nine months ended September 30, 2024 and September 30, 2023, awards vested were 188,387 and 153,754, respectively, which includes service based RSUs and restricted stock of the major customer.
11. INCOME TAXES
For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $6,362 and $4,011, respectively, in its condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recorded $16,555 and $10,101, respectively, in income tax expense in its condensed consolidated statements of operations.

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

As of September 30, 2024 and December 31, 2023, there was a $106 liability for income tax uncertainties recorded in the Company's consolidated balance sheets. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized no interest and penalties related to income tax uncertainties in its consolidated balance sheets or consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2022.
12. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:

Net income	$19,251	$15,164	$52,582	$39,856
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,769,410	56,493,757	56,688,362	56,290,195
Effect of conversion of stock options	2,545,395	2,778,000	2,410,817	2,203,850
Weighted-average number of common shares used in earnings per share—diluted	59,314,805	59,271,757	59,099,179	58,494,045
Earnings per share—basic	$0.34	$0.27	$0.93	$0.71
Earnings per share—diluted	$0.32	$0.26	$0.89	$0.68

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Options to purchase common stock and RSUs	203,880	34,178	237,620	385,207
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
Information about the Company’s operations by operating segment as of the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$132,906	$138,064	$388,720	$387,468
Americas	112,246	120,646	332,839	338,681
International	20,660	17,418	55,881	48,787
Gross profit	$51,562	$56,171	$157,476	$140,926
Americas	43,563	50,208	136,643	124,466
International	7,999	5,963	20,833	16,460

	As of September 30,	As of December 31,
	2024	2023
Total segment assets	$353,147	$285,682
Americas	235,406	209,984
International	117,741	75,698

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation	2024	2023	2024	2023
Total gross profit	$51,562	$56,171	$157,476	$140,926
Less:
Selling, general, and administrative expenses	30,967	32,649	87,941	89,855
Income (loss) from operations	$20,595	$23,522	$69,535	$51,071
Less:
Unrealized gain/(loss) on derivative instruments	2,592	(3,959)	(5,896)	(1,758)
Foreign currency gain/(loss)	550	(1,211)	472	(430)
Interest income	1,876	824	5,026	1,105
Interest expense	—	(1)	—	(31)
Income before income taxes	$25,613	$19,175	$69,137	$49,957

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

Nine Months Ended September 30,	2024	2023
United States	$311,168	$316,923
United Kingdom	40,801	34,223
All other countries(1)	36,751	36,322
Net sales	$388,720	$387,468
___________

(1)	No individual country is greater than 10% of total net sales for the nine months ended September 30, 2024 and 2023.
The following table provides information related to the Company’s property and equipment, net by country:

	September 30, 2024	December 31, 2023
United States	$806	$729
Singapore	1,334	1,081
All other countries(1)	300	326
Property and equipment, net	$2,440	$2,136
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of September 30, 2024 and December 31, 2023.
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

15. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in the condensed consolidated statements of operations.

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in the People’s Republic of China. It is anticipated that Coco Ventures will initially purchase coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $0.6 million to be paid in cash within one year. The Company will record the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment will be accounted using the equity method of accounting in accordance with ASC 323. As of September 30, 2024, Coco Ventures Limited had not completed any activity and had no operations.

23

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

As of September 30, 2024, we source our coconut water from a diversified global network of 15 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in America and Europe to support local packaging and repacking of our products to better service our customers’ needs.

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

Recent Events

In early October 2024, the east coast ports of America experienced a labor strike that temporarily shut those ports, resulting in some delays even after the ports reopened. The work stoppage was temporarily resolved, but certain matters are still being negotiated, with a deadline for resolving these issues set as January 2025. It is possible that we may experience a port stoppage related to these negotiations in early 2025 if agreement is not reached. Related to the October 2024 work stoppage, some of the ocean freight carriers issued notices of impending surcharges to be applied if the port closures resulted in disruptions. We currently do not expect to pay any of these surcharges, but if further port disruptions occur in early 2025, we may see similar attempts to charge customers disruption-related charges.

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023, respectively:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$132,906	$138,064	$388,720	$387,468
Cost of goods sold	81,344	81,893	231,244	246,542
Gross profit	51,562	56,171	157,476	140,926
Operating expenses
Selling, general, and administrative	30,967	32,649	87,941	89,855
Income (loss) from operations	20,595	23,522	69,535	51,071
Other income (expense)
Unrealized gain/(loss) on derivative instrument	2,592	(3,959)	(5,896)	(1,758)
Foreign currency gain/(loss)	550	(1,211)	472	(430)
Interest income	1,876	824	5,026	1,105
Interest expense	—	(1)	—	(31)
Total other income (expense)	5,018	(4,347)	(398)	(1,114)
Income before income taxes	25,613	19,175	69,137	49,957
Income tax expense	(6,362)	(4,011)	(16,555)	(10,101)
Net income	$19,251	$15,164	$52,582	$39,856
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$94,013	$89,683	$4,330	4.8%	$262,029	$253,825	$8,204	3.2%
Private Label	16,489	28,257	(11,768)	(41.6)%	63,897	77,366	(13,469)	(17.4)%
Other	1,744	2,706	(962)	(35.6%)	6,913	7,490	(577)	(7.7%)
Subtotal	112,246	120,646	(8,400)	(7.0)%	332,839	338,681	(5,842)	(1.7)%
International segment
Vita Coco Coconut Water	14,883	11,350	$3,533	31.1%	38,500	33,628	$4,872	14.5%
Private Label	4,800	5,421	(621)	(11.5)%	14,768	13,140	1,628	12.4%
Other	977	647	330	51.0%	2,613	2,019	594	29.4%
Subtotal	$20,660	$17,418	$3,242	18.6%	$55,881	$48,787	$7,094	14.5%
Total net sales	$132,906	$138,064	$(5,158)	(3.7)%	$388,720	$387,468	$1,252	0.3%
For the three months ended September 30, 2024, the primary driver of the consolidated net sales decrease of 3.7% was a 36.8% decrease in private label net sales, which was in part due to the transition out of private label coconut oil sales to a key customer, coupled with lower private label coconut water volumes, which were impacted by supply constraints. Vita Coco Coconut Water net sales increased 7.8% with a case equivalents ("CE") volume increase of 6.3%. For the nine months ended September 30, 2024, the net sales increase of 0.3%, was driven by Vita Coco Coconut Water, which had a 4.5% net sales increase, partially offset by private label net sales decrease of 13.1%.

Volume in Case Equivalent
The following table provides a comparative summary of the percentage change in our volume in CE for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, by operating segment and product category:

	Percentage Change - Three Months Ended September 30, 2024 vs. 2023
	Americas	International	Total
Vita Coco Coconut Water	2.9%	27.2%	6.3%
Private Label	(32.1)%	(4.7)%	(27.0)%
Other	(38.9)%	134.7%	(32.3)%
Total volume (CE)	(6.8)%	17.4%	(3.1)%

	Percentage Change - Nine Months Ended September 30, 2024 vs. 2023
	Americas	International	Total
Vita Coco Coconut Water	0.6%	8.0%	1.7%
Private Label	(7.6)%	18.5%	(3.1)%
Other	(18.8)%	23.6%	(16.2)%
Total volume (CE)	(1.7)%	10.9%	0.2%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales decreased $8.4 million, or 7.0%, to $112.2 million for the three months ended September 30, 2024 from $120.6 million for the three months ended September 30, 2023. The decrease was primarily driven by CE volume decline in private label due to the transition out of private label oil at a key customer and supply constraints impacting private label coconut water shipments, which was partially offset by Vita Coco Coconut Water CE volume growth of 2.9%. Americas net sales decreased $5.8 million, or 1.7%, to $332.8 million for the nine months ended September 30, 2024 from $338.7 million for the nine months ended September 30, 2023. The decrease was primarily driven by an decrease in CE volume of 1.7%.
Vita Coco Coconut Water net sales increased by $4.3 million, or 4.8%, to $94.0 million for the three months ended September 30, 2024, from $89.7 million for the three months ended September 30, 2023. The increase was the result of CE volume growth of 2.9% coupled with net pricing benefits. Vita Coco Coconut Water net sales increased by $8.2 million, or 3.2%, to $262.0 million for the nine months ended September 30, 2024. The increase was primarily driven by net pricing benefits due to the timing of pricing promotions with a CE volume increase of 0.6%.
Private label net sales decreased by $11.8 million, or 41.6%, to $16.5 million for the three months ended September 30, 2024, from $28.3 million for the three months ended September 30, 2023, due to the expected decrease in the private label oil business and supply constraints driving CE volume decline of 32.1%. Private label net sales decreased by $13.5 million, or 17.4%, to $63.9 million for the nine months ended September 30, 2024, due to the expected private label oil decrease in addition to supply constraints, with a CE volume decline of 7.6%.
Net sales from Other products decreased by $1.0 million, or 35.6%, to $1.7 million for the three months ended September 30, 2024 from $2.7 million for the three months ended September 30, 2023, driven by a CE volume decrease of 38.9% due to lower sales of innovation products and cycling of opportunistic commodity sales. Net sales from Other products decreased by $0.6 million, or 7.7%, to $6.9 million for the nine months ended September 30, 2024.

International Segment
International net sales increased by $3.2 million, or 18.6%, to $20.7 million for the three months ended September 30, 2024, from $17.4 million for the three months ended September 30, 2023. The increase is primarily driven by CE volume growth of 17.4%. International net sales increased by $7.1 million, or 14.5%, to $55.9 million for the nine months ended September 30, 2024, from $48.8 million for the nine months ended September 30, 2023. The increase is primarily driven by CE volume growth of 10.9%.
Vita Coco Coconut Water net sales increased by $3.5 million, or 31.1%, to $14.9 million for the three months ended September 30, 2024, from $11.3 million for the three months ended September 30, 2023. The increase was driven by both Europe and the Asia Pacific region which both had strong net sales and volume performance. Vita Coco Coconut Water net sales increased by $4.9 million, or 14.5%, to $38.5 million for the nine months ended September 30, 2024 from $33.6 million for the nine months ended September 30, 2023. The increase was primarily driven by strong growth in Europe partially offset by lower volumes in the Asia Pacific region.
Private label net sales decreased by $0.6 million, or 11.5%, to $4.8 million for the three months ended September 30, 2024 from $5.4 million for the three months ended September 30, 2023. The decrease was driven primarily by supply constraints along with some impact from the expected decrease in private label coconut oil. Private label net sales increased by $1.6 million, or 12.4%, to $14.8 million for the nine months ended September 30, 2024, from $13.1 million for the nine months ended September 30, 2023. The increase was driven primarily by Europe, which had strong volume driven by new distribution, partially offset by the private label coconut oil decrease.
Net sales from Other products increased 51.0% for the three months ended September 30, 2024 and 29.4% for the nine months ended September 30, 2024 largely due to opportunistic commodity sales.
Gross Profit

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,			Change
	2024	2023	Amount	Percentage	2024		2023	Amount	Percentage
Cost of goods sold
Americas segment	$68,681	$70,437	$(1,756)	(2.5)%	$196,195	$196,195	$214,214	$(18,019)	(8.4)%
International segment	12,663	11,456	1,207	10.5%	35,049		32,328	2,721	8.4%
Total cost of goods sold	$81,344	$81,893	$(549)	(0.7)%	$231,244		$246,542	$(15,298)	(6.2)%
Gross profit
Americas segment	$43,563	$50,208	$(6,645)	(13.2)%	$136,643		$124,466	$12,177	9.8%
International segment	7,999	5,963	2,036	34.1%	20,833		16,460	4,373	26.6%
Total gross profit	$51,562	$56,171	$(4,609)	(8.2)%	$157,476		$140,926	$16,550	11.7%
Gross margin
Americas segment	38.8%	41.6%		(2.8)%	41.1%		36.8%		4.3%
International segment	38.7%	34.2%		4.5%	37.3%		33.7%		3.6%
Consolidated	38.8%	40.7%		(1.9)%	40.5%		36.4%		4.1%

On a consolidated basis, cost of goods sold decreased by $0.5 million, or 0.7%, to $81.3 million for the three months ended September 30, 2024, from $81.9 million for the three months ended September 30, 2023. On a consolidated and segment basis, the decrease was primarily related to the overall lower CE volume and lower finished goods costs which were partly offset by transportation cost increases. Cost of goods sold decreased by $15.3 million, or 6.2%, to $231.2 million for the nine months ended September 30, 2024. On a consolidated basis, the decrease was primarily related to lower finished goods costs, which were partially offset by volume CE growth and higher transportation costs.
On a consolidated basis, gross profit decreased by $4.6 million, or 8.2%, to $51.6 million for the three months ended September 30, 2024, from $56.2 million for the three months ended September 30, 2023. Gross margin decreased approximately 1.9% percentage points to 38.8% for the three months ended September 30, 2024, as compared to 40.7% for the three months ended September 30, 2023. The decrease in gross profit resulted from the lower CE volume and consequent net sales, along with higher transportation costs, which were partially offset by lower finished goods costs and improved net pricing on Vita Coco Coconut Water. Gross profit increased by $16.6 million, or 11.7%, to $157.5 million for the nine months ended September 30, 2024. The increase resulted from volume CE growth and lower finished goods costs, partly offset by higher transportation costs.
Operating Expenses

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Selling, general, and administrative	$30,967	$32,649	$(1,682)	(5.2)%	87,941	89,855	(1,914)	(2.1)%
Selling, General and Administrative Expenses
During the three months ended September 30, 2024, SG&A decreased by $1.7 million, or 5.2%, versus the three months ended September 30, 2023. The decrease was primarily driven by reduced marketing expense of $1.8 million due to reduced spending in light of product supply constraints. During the nine months ended September 30, 2024, SG&A decreased by $1.9 million, or 2.1%, versus the nine months ended September 30, 2023. The decrease was primarily driven lower marketing expense of $4.6 million and reduced bad debt expense of $0.9 million, partially offset by increased personnel related expenses of $3.6 million.

Other Income (Expense), Net

(in thousands)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023	Amount	2024	2023	Amount
Unrealized gain/(loss) on derivative instruments	$2,592	$(3,959)	$6,551	$(5,896)	$(1,758)	$(4,138)
Foreign currency gain/(loss)	550	(1,211)	1,761	472	(430)	902
Interest income	1,876	824	1,052	5,026	1,105	3,921
Interest expense	—	(1)	1	—	(31)	31
	$5,018	$(4,347)	$9,365	$(398)	$(1,114)	$716

Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended September 30, 2024 and 2023, we recorded gains of $2.6 million and losses of $4.0 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended September 30, 2024 related to the contracts hedging the BRL and THB. For the nine months ended September 30, 2024 and 2023, we recorded losses of $5.9 million and losses of $1.8 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the nine months ended September 30, 2024 related to the contracts hedging the BRL, partially offset by gains on THB, GBP, and CAD hedges.
Foreign Currency Gain/(Loss)
For the three months ended September 30, 2024, the change in foreign currency gain was $1.8 million as compared to September 30, 2023. For the nine months ended September 30, 2024, the change in foreign currency gain was $0.9 million as compared to September 30, 2023. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
For the three months ended September 30, 2024, the increase in interest income was $1.1 million as compared to September 30, 2023. The increase was primarily due to higher levels of cash invested with financial institutions during the third quarter of 2024 compared to the third quarter of 2023. For the nine months ended September 30, 2024, the change in interest income was $3.9 million as compared to the same period ending September 30, 2023. The increase in interest income period over period was due to the cash investment program that began in April 2023, in addition to higher levels of cash invested with financial institutions compared to prior year.

Interest Expense
The change in interest expense is immaterial.
Income Tax Expense

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage	2024	2023	Amount	Percentage
Income tax expense	(6,362)	(4,011)	$(2,351)	58.6%	$(16,555)	$(10,101)	$(6,454)	63.9%
Tax rate	24.8%	20.9%			23.9%	20.2%
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

For the nine months ended September 30, 2024 and 2023 our effective tax rate was 23.9% and 20.2%, respectively. The effective tax rate for the current period is higher than the US statutory rate of 21% primarily as a result of state income taxes for the US company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the US that we operate in. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of our pre-tax profits and the impact of higher non-deductible expenses this year related to covered employees' compensation in relation to the pre-tax profits.
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

A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	19,251	15,164	52,582	39,856
Depreciation and amortization	196	163	540	503
Interest income	(1,876)	(824)	(5,026)	(1,105)
Interest expense	—	1	—	31
Income tax expense	6,362	4,011	16,555	10,101
EBITDA	23,933	18,515	64,651	49,386
Stock-based compensation (a)	2,141	2,862	6,649	7,126
Unrealized (gain)/loss on derivative instruments (b)	(2,592)	3,959	5,896	1,758
Foreign currency (gain)/loss (b)	(550)	1,211	(472)	430
Secondary Offering Costs (c)	—	—	(324)	856
Other adjustments (d)	—	329	—	329
Adjusted EBITDA	$22,932	$26,876	76,400	$59,885
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
(c)Reflects other non-recurring expenses related to costs associated with two secondary offerings in which Verlinvest Beverages SA sold shares of the Company in an underwritten public offering that closed on May 26, 2023 and a block trade that was executed on November 9, 2023. The amounts for the three and nine months ended September 30, 2023 relate to costs for the May 26, 2023 offering. The amounts for the three and nine months ended September 30, 2024 relate to an expense waiver of certain costs incurred during the November 9, 2023 block trade. The Company did not receive any proceeds from the sale of the shares. For additional information regarding the expense waiver for the three and nine months ended September 30, 2024, see Note 14, Related Party Transactions, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(d)Reflects other charges primarily related to the impairment loss of assets held for sale in 2023 and other non-recurring expenses.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $156.7 million and $132.5 million of cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percentage
(in thousands)
Cash flows provided by (used in):
Operating activities	$35,977	$70,003	$(34,026)	48.6%
Investing activities	(849)	(528)	(321)	(60.8%)
Financing activities	(10,364)	5,897	(16,261)	n/m
Effects of exchange rate changes on cash and cash equivalents	333	212	121	57.1%
Net (decrease)/increase in cash and cash equivalents	$25,097	$75,584	$(50,487)	66.8%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the nine months ended September 30, 2024, cash provided by operating activities decreased $34.0 million compared to the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily driven by higher inventory purchases partly offset by increase in net income, net of non-cash adjustments.
Investing Activities
During the nine months ended September 30, 2024, cash used in investing activities was $0.8 million as compared to $0.5 million for the nine months ended September 30, 2023, the increase was due to equipment purchases and higher technology related capital expenditures.
Financing Activities
During the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, net cash used by financing activities was $16.3 million higher primarily driven by share repurchases that occurred in 2024 and lower proceeds from stock award exercises. See Note 10, Stockholders' Equity, for further discussion on share repurchases.
Debt
We had an immaterial amount of debt outstanding as of September 30, 2024 and December 31, 2023, which was related to vehicle loans.
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

The outstanding balance on the Revolving Facility was zero as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of September 30, 2024 was less than $0.1 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of September 30, 2024 and December 31, 2023, the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of September 30, 2024 and December 31, 2023.
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
The total notional values of our forward exchange contracts were $99.4 million and $121.0 million as of September 30, 2024 and December 31, 2023, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $(5.9) million for the nine months ended September 30, 2024, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $0.3 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of September 30, 2024, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. In the nine months ended September 30, 2024, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the nine months ended September 30, 2024, sales to two customers represented approximately 48% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of the Form 10-K for the fiscal year ended December 31, 2023 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of September 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended September 30, 2024 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
				(In millions)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	44,504	$24.90	466,048	$28.9
September 1, 2024 - September 30, 2024	68,198	$24.74	534,246	$27.2

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of Common Stock. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits, and may be suspended or discontinued at any time. During the nine months ended September 30, 2024, the Company repurchased 504,246 shares at a cost of $12.0 million under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended September 30, 2024:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Corey Baker	Chief Financial Officer	Adoption	August 15, 2024	November 13, 2024 to May 30, 2025	Up to 5,172 shares of Common Stock

In addition, the following table discloses an officer (as defined in Rule 16a-1(f) under the Exchange Act), who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1c) that was not previously disclosed:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Martin Roper	Chief Executive Officer	Adoption	May 9, 2024	September 16, 2024 to September 12, 2025	Up to 144,694 shares of Common Stock, subject to a daily maximum of 5,000 shares
The Christopher G. Roper Exempt Family Trust	A trust for which Mr. Roper's spouse is the trustee	Adoption	May 9, 2024	September 16, 2024 to September 12, 2025	Up to 143,394 shares of common stock, subject to a daily maximum of 5,000 shares
The Peter S. Roper Exempt Family Trust	A trust for which Mr. Roper's spouse is the trustee	Adoption	May 9, 2024	September 16, 2024 to September 12, 2025	Up to 143,394 shares of common stock, subject to a daily maximum of 5,000 shares
The Thomas L. Roper Exempt Family Trust	A trust for which Mr. Roper's spouse is the trustee	Adoption	May 9, 2024	September 16, 2024 to September 12, 2025	Up to 143,394 shares of common stock, subject to a daily maximum of 5,000 shares

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

THE VITA COCO COMPANY, INC.

Date: October 30, 2024	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)