Form 10-K
period 2024-12-31
Vita Coco Company, Inc.
filed 2025-02-26
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                              ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). .                       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of registrant's common stock are affiliates for the purpose of this calculation) as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Stock Market).

As of February 24, 2025, 56,986,193 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

•Circana, LLC, Custom Research, Total US – Multi Outlet+ with Conv, for the periods ended December 29, 2024 ("Circana US"); and

•Circana, LLC, Total UK Coconut Water Category, Value Sales, 52, Weeks ended December 28, 2024 ("Circana UK").

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

•our dependence on our distributors and retail customers for a significant portion of our sales;

•strong competition in the food and beverage retail industry presents an ongoing threat to the success of our business;

•our ability to develop and maintain our brands and company image;

•our ability to introduce new products, successfully improve existing products and respond to changes in consumer preferences;

•pandemics, epidemics, or disease outbreaks may disrupt our business, including, among other things, consumption and trade patterns, and our supply chain and production processes;

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

•our ability to comply with new and existing government regulation and legislative changes, both in the United States ("U.S.") and abroad;

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

PART I
Item 1. Business.
Overview
The Vita Coco Company pioneered packaged coconut water in 2004 and we have extended our business into other categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and a large supplier of private label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the U.S., and also includes coconut oil, juice, and milk offerings. Our other brands include Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We previously offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023. We supply private label products to key retailers in both the coconut water and coconut oil categories. Additionally, we generate revenue from bulk product sales to beverage and food companies.

We source our coconut water from a diversified global network of 17 factories across seven countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-light model designed to better react to changes in the market or consumer preferences. We also work with co-packers across four countries to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 35 countries, with our primary markets in North America, the United Kingdom (the "U.K."), and Germany. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and foodservice channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports and educational institutions.

History

The Vita Coco Company, Inc., formerly known as All Market Inc., was first incorporated as a Delaware corporation in January 2007 and re-incorporated in Delaware as a public benefit corporation in April 2021. We completed an initial public offering (the "IPO") of our common stock in October 2021.

Industry

We operate in the functional beverages industry. Our primary brand, Vita Coco Coconut Water, competes in the global coconut and plant waters category. Our Vita Coco coconut milk product, which includes our recently launched Vita Coco Treats, is a plant-based dairy alternative and our PWR LIFT brand competes in the enhanced isotonic category. We also develop and sell other brands in the beverage category, and occasionally in other categories, as we test our ideas for expanding our product portfolio. The beverage industry, and specifically the functional beverage categories, are significantly larger than the coconut and plant waters category and provide opportunities for potential growth.

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

Additionally, we compete within the broad non-alcoholic beverage category, and our flagship brand, Vita Coco, is the market leader in the coconut water category in the U.S. Our competitors in the beverage market include large beverage companies such as The Coca-Cola Company, PepsiCo, Inc. and Nestlé S.A. that may have substantially greater financial resources and stronger brand recognition than we have. We also compete with other leading functional beverages including Goya, Harmless Harvest, Foco, BodyArmor, Monster Energy, Red Bull, Bang, Ocean Spray and Bai, as well as a range of emerging brands and retailers’ own private label beverage brands. Our competition and competitors vary by market due to regional brands and taste preferences.

We are also a leading supplier of private label coconut water, and we compete with other private label suppliers for that business.

Business Operations

As of December 31, 2024, we operated in two business segments: (i) the Americas segment, comprised of our operations primarily in the U.S. and Canada; and (ii) the International segment, comprised of operations primarily in Europe, the Middle East, Africa and the Asia Pacific regions. While 96% of our business is based on sales of coconut water, we have used our access to market to add other beverage brands, and production innovations such as Vita Coco Treats, with a long-term view to building a diversified beverage platform of compatible brands.

Vita Coco

With the launch of the Vita Coco brand in New York City in 2004, we established coconut water as a premium lifestyle drink in America. Vita Coco is the coconut water category leader with greater than 40% market share in the U.S. according to Circana US for the 52 weeks ended December 29, 2024, which over indexes to younger households and to more multicultural shoppers.

We offer Vita Coco coconut water as an alternative to sugar-packed sports drinks and other less healthy alternatives. Vita Coco has evolved from a primarily pure coconut water brand to a full portfolio of coconut-based products. The portfolio now includes multiple offerings in the coconut water category with Vita Coco Pressed, Vita Coco Coconut Juice, and Farmers Organic, with offerings in adjacent plant-based categories such as Vita Coco Coconut MLK, and Vita Coco Treats.

Our key strategies for growth for Vita Coco coconut water include: 1) expanding the coconut water category through consumer education of the numerous usage occasions for coconut water, 2) increasing distribution of other product offerings such as Farmers Organic, Vita Coco Coconut Juice, and launching new product innovations, such as Vita Coco Treats, 3) expanding the number of households that purchase our products, 4) growing opportunities for new usage generally, and 5) developing and expanding our markets globally.

Internationally, our business is anchored by Vita Coco’s presence in the U.K., where it is the coconut water category leader with 82% market share, according to Circana UK, for the 52 weeks ended December 28, 2024. Our U.K. commercial team and our supply chain based in Asia have allowed us to sell into other European and Asian countries. Vita Coco coconut water has a presence in key markets such as China, France, Germany, the Middle East, the Benelux region, Spain, the Nordic Region and Africa.

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

PWR LIFT

In 2021, we launched PWR LIFT, a beverage targeted at post-workout and recovery occasions with added nutritional benefits. PWR LIFT is a protein-infused sports drink with electrolytes, BCAAs, and zero sugar, designed to provide fitness-minded consumers with protein in a hydrating beverage. In 2022 and 2023, we tested PWR LIFT in Arizona and Texas, while also establishing the brand within fast-growing fitness spaces like HYROX and Spartan. In early 2024, PWR LIFT expanded testing to the New York City metro area. While PWR LIFT has proved to be attractive in online sales channels, we are still forming a successful long-term approach to retail channels. As the protein drink category continues to grow, PWR LIFT will focus growing the consumer base and appeal of the brand through communicating lifestyle occasions and by messaging the broad variety of benefits that protein and hydration have to offer health-seeking consumers. In 2025, we will continue online sales as we redesign PWR LIFT's approach to succeeding in the protein drink category.

Ever & Ever

Launched in 2019, Ever & Ever is a purified water brand packaged solely in aluminum bottles. Given consumer concerns with the disposal or recyclability of plastic water bottles, we created Ever & Ever to respond to the consumer need for a sustainably packaged water product in aluminum bottles with potential infinite recyclability. Ever & Ever was launched with a focus on the food service and office channels. We paused production of Ever & Ever in 2024 and are evaluating whether to discontinue the product, as it does not meaningfully contribute to our business.

Runa

Runa was a guayusa plant-based, natural offering for consumers in the energy drink market. As of December 2023, we ceased offering this brand.

Supply Chain

We engage contract manufacturers, co-packers and third-party logistics providers to manufacture and distribute our products. Our fixed asset-light model enhances production flexibility and capacity, and enables us to focus on our core in-house capabilities which include supplier management, logistics, sales and marketing, brand management and customer service. Our well-diversified global manufacturing network spans across 17 coconut water factories in seven countries that are operated by our manufacturing partners and six co-packing facilities in four countries for products not packaged near source. Our network provides us with significant production capacity and capabilities, and an ability to re-allocate coconut water sourcing in the event of supply chain issues, weather, logistics or other macroeconomic impacts.

Coconut water needs to be transferred from the coconut into an aseptic package or converted to concentrate within hours of cutting a coconut from the tree. Our supply chain partners are positioned as close to the coconut growing regions as possible to keep quality at the highest level. Through our access and relationships with coconut processors and manufacturers in many countries, including the Philippines, Indonesia, Malaysia, Thailand, Sri Lanka, Brazil, and Vietnam, we have built a unique body of knowledge and relationships that promote coconut water processing at scale, as well as gained access to farms across diversified geographies. Our co-packing facilities, which primarily use concentrate, are located in Canada, Mexico, the U.S., and the U.K. We also attempt to foster a thriving loyal farming community around our manufacturing partners through our work with charitable organizations to support agricultural education programs and investments in schooling. This community outreach has strengthened our long-term manufacturing relationships and we believe will support our capacity needs for future growth.

Raw materials used in our business and by our co-packers consist of ingredients and packaging materials purchased from local, regional and international suppliers. The principal ingredients and packaging include coconut water, Tetra Paks and caps, cardboard cartons, PET bottles, and aluminum bottles and cans. We work with our contract manufacturing partners to purchase our raw ingredients from local suppliers in accordance with rigorous standards to assure responsible sourcing, quality and safety. The majority of our products are produced and packaged with materials sourced from a single supplier, Tetra Pak, whether purchased by us or by our contract manufacturers on our behalf, which provides us efficiency in the packaging and exporting of our products, and furthers our commitment to responsible sourcing, packaging near source and sustainability. Our production contracts are mostly denominated in U.S. dollars, with some limited contracts in local currencies such as the Brazilian real.

Distribution, Sales and Marketing

Our beverages and other products are sold in club stores, supermarkets, convenience stores, drug stores, and e-commerce websites, as well as other outlets. Our products are typically shipped directly from our contract manufacturing partners to a network of third-party warehouses located in our selling markets. We go to market in North America through various distribution channels, including a Direct Store Delivery distribution network ("DSD"), Direct-to-Warehouse network ("DTW"), broadline distributors, and our own Direct-to-Consumer ("DTC") channel. We match the customers' needs with the right route to market providing us flexibility for our established brands and for our innovations. Outside of North America, we use a combination of DTW, importers and distributors depending on the needs of the market.

Our European market is primarily retail and e-commerce operator direct sales, with some countries supported by distributor or importer type relationships. In China, we sell through a joint venture with the Jebsen Group, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Other countries are serviced through importers with limited retail direct relationships or in partnership with one of our manufacturing partners through licensing or other agreements.

We employ a dedicated global sales and commercial team. In the Americas, the sales team focuses on three main areas: (i) DSD management, (ii) national account management (including club, mass food and convenience), and (iii) retail execution. Our International sales teams are aligned geographically and by major account or by import partner, and is further supported by small field execution and marketing teams. Private label accounts are handled by each geographic division in close cooperation with supply chain leadership. Our Coco Ventures joint venture supports sales and marketing of our distributor in China.

We also employ a brand, marketing, e-commerce and insights team with strong creative, social and digital capabilities with a primary focus on the North American and European markets. Our marketing efforts are centered around educating consumers on the functional benefits of our products while fostering a deep emotional connection with our brands. From the beginning, we have been supported by a diverse group of celebrity and athlete enthusiasts. Today, we continue to collaborate with talent and influencers who we believe share our values and are authentic fans of our brands. We execute across a broad marketing mix to bring our brand to life in creative and engaging ways, ensuring we connect with our audience in genuine and meaningful ways.

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

Our global innovation function sits in the marketing team to ensure alignment with current brand initiatives and sharing of consumer insights across teams and markets. The innovation team works closely with our internal global research and development and technical teams that include employees in the U.S., Europe and Singapore focused on supplier capability, quality improvements and new processes. We also have strong supplier relationships that give us access to a broad scope of ingredients, packaging offerings and technologies.

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

As of December 31, 2024, we had over 20 registered trademarks and over five pending trademark applications in the U.S., as well as over 230 registered trademarks and over 10 pending trademark applications in other countries. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained.

We consider information related to formulas, processes, know-how and methods used in our production and manufacturing as proprietary and endeavor to maintain them as trade secrets. We have reasonable measures in place to keep the above-mentioned items, as well as our business and marketing plans, customer lists and contracts reasonably protected.

Government Regulation

Our products are regulated in the U.S. as conventional foods. We, along with our distributors and manufacturing and co-packing partners, are subject to extensive laws and regulations in the U.S. by federal, state and local government authorities including, among others, the U.S. Federal Trade Commission ("FTC"), the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Agriculture, the U.S. Environmental Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration and similar state and local agencies. Among other things, the facilities in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices and other standard requirements applicable to the production and distribution of conventional food products. We and our manufacturing and co-packing partners are also subject to similar requirements in foreign jurisdictions in which we operate. These types of requirements include: product standards; product safety and reporting; marketing, sales, and distribution; packaging and labeling requirements; nutritional and health claims; advertising and promotion; import and export restrictions; and tariff regulations, duties, and tax requirements.

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

In 2022, The Vita Coco Company, Inc. was designated as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. Through achieving Certified B Corporation status, The Vita Coco Company, Inc. joined its subsidiary, All Market Europe Ltd., a U.K. company, which had previously achieved Certified B Corporation status.

We believe that we bring our products to market through a responsibly designed supply chain, and provide farmers and manufacturers the partnership, investment and training they need to not only reduce waste and environmental impact, but also bring income and opportunity to their local communities. In 2014, we created the Vita Coco Project to support and empower our coconut farming communities by encouraging innovative farming practices, improving educational resources, and scaling our business to promote economic prosperity. With our impact driven philosophy, we seek to contribute to educational programs and facilities by supporting initiatives to build new classrooms and fund scholarships, with a goal to impact the lives of people in these communities. Additionally, we attempt to partner with other third-party organizations that share and advance our ideals, including fair trade, accessible nutrition and wellness, and environmental responsibility.

We believe this purpose-driven approach has aided our growth as we believe it is strategically aligned with the beliefs of our global consumer base and has improved our supplier relationships. To further support our public benefit purpose and impact driven philosophy, we formed the Vita Coco Community Foundation, a standalone, 501(c)(3) nonprofit organization, in December 2023.

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

Human Capital

As of December 31, 2024, we had 319 full-time employees. Of these employees, 234 were employed in the U.S. None of these employees are represented by labor unions or covered by collective bargaining agreements. We have never experienced a labor-related work stoppage.

Our people are at the heart of our business. Our Board of Directors (the "Board") provides oversight of the policies and procedures relating to talent, leadership, culture and compensation plans for our Executive Chairman and Chief Executive Officer. The Compensation Committee evaluates and approves the compensation plans for our executive officers. We believe that we have been able to attract diverse and highly engaged employees who share our belief in our mission and further promote our inclusive company culture. To monitor the health of our human capital resources, we track turnover, perform exit interviews, conduct periodic employee surveys, hold quarterly town halls with open question and answer sessions, and conduct performance reviews and build development plans to assist each employee achieve their potential. Based on exit interviews and employee surveys, we identify opportunities for improvement in our processes and track our employee engagement levels. We award equity grants with vesting based on continued employment to eligible employees in order to motivate retention and align our employees with our other shareholders.

We promote and value a diverse, equitable and inclusive culture for our employees. Our Diversity and Inclusivity Committee works to celebrate all our employees, educate and recommend improvements to our processes to enhance our organization and our culture. As of December 31, 2024, approximately 50% of our employees in our global workforce identified as female, 50% identified as male, and 0% did not disclose their gender identity. In addition, at the end of 2024, approximately 30% of our employees identified as Black, Indigenous and/or People of Color or two or more races, 40%

identified as white, and 30% did not disclose their race. We strive to reflect the diverse identities and cultures of our consumers.
Additional Information
The Vita Coco Company, Inc. was incorporated in Delaware as a corporation in January 2007 and as a public benefit corporation in April 2021. We completed an IPO of our common stock in October 2021.
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

Our coconut water accounted for 96% of our revenue for the year ended December 31, 2024. We believe that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally or failure to grow the coconut water category could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets and our significant private label business with several large retailers. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally or a negative decision by a major retailer, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2023, we started the discontinuation of the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. While we continued the supply relationship for a significant portion of their private label coconut water needs in 2024 at the customer's request, we are expecting the loss of further regions that we serviced for this customer during 2024. We will continue to service their needs if we are asked and it aligns with our long-term margin targets. Generally, private label business is rebid regularly, and adjustments are often made to the regional areas serviced, or a complete transfer of the business to another supplier. These changes can be abrupt and difficult to predict.

If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability.

Our supply chain is heavily reliant on third-party partners, and our success is dependent upon our ability to maintain our relationships with existing partners and enter into new arrangements in the future. Any changes to the relationships with our existing partners, including deprioritizing or experiencing delays in our production, or terminating the relationship could adversely affect our business. Furthermore, if we need to find an alternative or new manufacturing or co-packing partner, we would need to spend a significant amount of time and resources to ensure the new partner can meet our standards for quality control and have the necessary capabilities, responsiveness, high-quality service and financial stability, among other things, that align with our values and mission. We may need to assist that manufacturing or co-packing partner in purchasing and installing packaging and processing capability which may further delay and increase the financial costs of including them in our supply network and increase the financial risk of that relationship. Although we do not rely on our co-packing partners for the sourcing of raw materials, we face similar risks related to the operations and quality of services provided by such partners. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, we may not have the ability to pursue our growth strategy, our sales might decrease, and our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our independent shipping partners transport our products from the country of origin or from our domestic co-packing partners, which are then received by, and subsequently distributed from our third party warehousing and fulfillment service providers to our distributors and retail-direct customers by our third party transportation partners or customer pickup. We depend in large part on the orderly operation of this receiving and distribution process from these third party partners, which depends, in turn, on timely arrival of products from ports or co-packers, availability of outbound and inbound shipping, real-time tracking information on our products location, and effective operations at the warehouses or distribution centers and the ports through which our products flow. Any increase in transportation costs (including increases in fuel costs), increased shipping costs or shipping transit times, increased warehouse costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability including due to labor shortages, and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributors or retail-direct customers. For example, in 2024 we experienced instability in pricing for ocean freight caused by geopolitical disruption of shipping lanes due to ocean carriers avoiding the Gulf of Aden and the Red Sea, due primarily to concerns that Houthi forces, based in Yemen, may attack freighters. We experienced spot cost increases for ocean freight routes from Asia, and then more significant cost increases when carriers began to route away from the Suez Canal, which also led to challenges in ocean freight availability and transit times, impacting our available inventory. The inability to fulfill or any delays in processing customer or consumer orders from the warehousing or fulfillment centers of our providers, or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties, refunds or credits, and may also adversely affect our reputation.

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

Furthermore, international instability, including volatility in global oil markets or ongoing geopolitical tensions, may affect our supply chain, impacting our rates and capacity to timely supply our products. As disclosed above, our shipping routes and costs, have been impacted by ocean carriers avoiding the Red Sea and Gulf of Aden, due to concerns that Houthi forces based in Yemen have been attacking freighters. It is hard to predict where ocean freight rates and capacity will be in the future and what long-term rates could be. A significant part of our business relies on shipping prepackaged coconut water from sourcing countries to our countries of sale so we are very dependent on shipping container prices and service levels and cost increases in shipping have materially impacted our financial results in recent years. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, which could materially adversely affect our business, financial condition, results of operations and cash flows.
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

The coconuts from which our products are sourced, and the harvesting and transportation of them to our manufacturing partners, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, typhoons, pestilence and other shortages and disease, as well as political events and other conditions which can adversely impact quantity and quality, leading to reduced coconut yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. Our manufacturing partners may have general difficulties in obtaining raw materials, particularly coconut derived products, due to our high quality standards. Our current manufacturing partners operate in the Philippines, Sri Lanka, Malaysia, Thailand, Brazil, Vietnam, and Indonesia, and source coconuts from owned trees and networks of many independent small farmers, while some of our co-packers operate in Canada, Mexico, the U.S., and the U.K. and source co-packing materials from these regions. Thus, while we attempt to mitigate the risk by sourcing in multiple geographic areas, the supply of coconuts and other ingredients and materials may be particularly affected by any adverse events in these countries or regions. Any disruption in the ability of our manufacturing partners to source coconuts or other raw materials from their local suppliers to produce our finished goods would result in lower sales volumes and increased costs, and may have a material adverse effect on our business, financial condition, results of operations and cash flows if the necessary supply cannot be replaced in a timely manner or at all.

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

The success of our financial performance is closely tied to our Americas operating segment.

Our financial performance is largely dependent on our Americas operating segment, which accounted for approximately 86% of consolidated total net revenue in fiscal year 2024. Because the Americas segment is more mature and produces the majority of our operating cash flows, any slowdown or decline may adversely affect our business, financial condition, results of operations and cash flow. Our International segment may be unable to make up any significant shortfall if our Americas segment, specifically the U.S. market, were to slow or decline, and our business and financial results could be adversely affected.

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

Further, changes in business conditions, pandemics, governmental regulations and other factors beyond our control that we do not presently anticipate could affect our manufacturing and co-packing partners’ ability to receive components from our existing or future suppliers of such materials or the availability of such components generally. The unavailability of any components for our suppliers could result in production delays and idle manufacturing facilities which may increase our cost of operations and render us unable to fulfill customer orders in a timely manner. In addition, quality issues with packaging materials or packaging processes, could result in the need to replace inventory produced, resulting in increased costs.

We are dependent on distributor and retail customers for most of our sales, and our failure to maintain these relationships or further develop our sales channels could harm our business, financial condition, results of operations and cash flows.

We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our largest distributor customer and the largest retail-direct customer together accounted for approximately 48% of our total net sales as of December 31, 2024. No other customer or distributor represented more than 10% of our total net sales as of December 31, 2024.

A decision by either of our largest retail customer or distributor, or any other major distributor or retail customer, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of product purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as previously disclosed, in 2023 we agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. While we continued the supply relationship for a significant portion of their private label coconut water needs in 2024 at the customer's request, we are expecting in 2025 the loss of further regions that we serviced for this customer in 2024. In addition, any store closings or changes in retail strategy by our retail customers, particularly our largest retail customer, could reduce the number of stores or regions carrying our products, or stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any negative change in our relationship with our largest distributor and retail customer or other customers occurs, any other disputes with key customers arose, if we were to lose placement and support of any of our key customers or if any of our key customers consolidate and/or gain greater market power, our business, financial condition, results of operations and cash flows would be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers, particularly our largest distributor and retail customer, experience any operational difficulties or generate less traffic.

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

Certain of our distributors or retail-direct customers may from time to time experience financial difficulties, including bankruptcy or insolvency. If our customers suffer significant financial or operational difficulty, they may reduce their orders from us or stop purchasing from us and/or be unable to timely pay the amounts due to us or at all, which could have a material adverse effect on our ability to collect on receivables, our revenues and our results of operations. It is possible that customers may contest their contractual obligations to us, whether under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, results of operations and cash flows may be materially adversely affected. In addition, product sales are dependent in part on high-quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers and ongoing support by distributors. Retailers or distributors that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. Consolidations among our customers would concentrate our credit risk and, if any of these retailers or distributors were to experience a shortage of liquidity or consumer behavior shifts away from their retail model or their service area, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular region increases the risk that if any one of them substantially reduces their purchases of or support for our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenue whether sold directly to retailers or through distributors.

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

Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with our products. Retailers source these products from a range of suppliers under competitive bidding relationships and we compete for this business as a private label supplier. While we seek to enter into strategic partnerships with retailers to capitalize on private label supply opportunities, we cannot guarantee that we will be awarded this private label business in future years or that our existing supply relationships may not be downsized or cease. If the quality of competing private label or branded products were to be compromised, that could affect the consumer perceptions of coconut water more generally which could impact our business. Additionally, some of our distributor partners carry competing products or in some cases also are brand owners of beverage products that might compete with us, and while we believe our products are worthy of their support, there is no guarantee that their support will continue for all of our brands or at the same levels as today.

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

Our Company image and brands are very important to our vision and growth strategies, particularly as a public benefit corporation, a Certified B Corporation, and with the goal of operating consistent with our mission and values. We will need to continue to invest in actions that support our mission and values and adjust our offerings to appeal to a broader audience in the future in order to sustain our business and to achieve growth, and there can be no assurance that we will be able to do so. If we do not maintain the favorable perception of our Company and our brands, our sales and results of operations could be negatively impacted. Our brands and Company image are based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brands and damage our business, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to introduce new products or successfully improve existing products or adopt new technology or marketing practices effectively, may adversely affect our ability to continue to grow and may cause us to lose market share and sales.

A key element of our growth strategy depends on our ability to develop and market new products, product extensions and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes to meet these consumer needs while complying with applicable governmental regulations, the ability to obtain patents and other intellectual property rights and protections for commercializing such innovations and developments, the ability of our supply chain and production systems to provide adequate solutions and capacity for new products, and the success of our management and sales and marketing teams in designing, branding and packaging, introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. There is no guarantee that each innovation we launch will reach our goals and be successful, and many will require iteration and development to have a chance of success. Discontinuing products that have not reached sufficient scale to be viable long term or where consumer demand is decreasing, may result in decreased sales, disappointed customers and unexpected costs. Additionally, the development and introduction of new products requires research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

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

Our business is primarily focused on developing, manufacturing, marketing and distributing coconut water branded and private label products and other “better-for-you” beverages. Consumer demand for our products and interest in our offerings could change based on a number of possible factors, including changes in consumer preferences, dietary habits, refreshment and nutritional habits, concerns regarding the health effects of ingredients, the usage of single use packaging, the impact of our supply chain on our sourcing communities, shifts in preference for various product attributes or consumer confidence, trends within consumer age groups and perceived value and quality for our products relative to alternatives. Consumer trends that we believe favor sales of our products could change based on a number of possible factors. While we continually strive to improve our products through thoughtful, innovative research and development approaches to meet consumer needs, there can be no assurance that our efforts will be successful. If consumer demand for our products decreases, our business, financial condition, results of operations and cash flows may be adversely affected.

Pandemics, epidemics, disease outbreaks or global trade disruption may disrupt our business, including, among other things, consumption and trade patterns, and our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, or global trade disruptions, could negatively affect our business, liquidity, financial condition and results of operations. Any new restrictions related to such matters, such as requiring employees to work remotely, imposing travel restrictions, reducing operating hours, imposing operating restrictions and temporarily closing businesses could have an adverse impact on global economic conditions and impact consumer confidence and spending, which might have a material adverse impact on our supply chain, or on some of our customers and could impact the availability and demand for our products and ultimately our financial condition.

Furthermore, given our supply chain is dependent on ocean freight for shipping coconut water from the source countries to the end use markets, we are particularly exposed to ocean freight cost changes, availability of containers and to changes or disruptions in global trade.

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

We have in the past pursued and intend in the future to consider opportunities to acquire other products or businesses that may strategically complement our portfolio of brands and expand the breadth of our markets or customer base. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future at acceptable terms or at all. In addition, exploring acquisition opportunities may divert management attention from the core business and organic innovation and growth, which could negatively impact our business, financial condition, results of operations and cash flows. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms consistent with any debt agreements existing at that time and our ability to negotiate acceptable pricing and terms. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges and could also create dilution to shareholders among other potential impacts.

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

We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate or realize the anticipated benefits of any acquired products or businesses. Furthermore, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.

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

•unfavorable changes or proposed changed in U.S. trade policies, including with respect to treaties, tariffs, quotas, trade barriers or other export or import restrictions, including navigating the changing relationships between countries such as the U.S. and China and between the U.K. and the European Union ("EU");

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

For example, in 2024 the political unrest in the Gulf of Aden and Red Sea regions caused ocean freight carriers to reroute away from the Suez Canal, which resulted in longer transit times, increased ocean freight costs and shortages in ocean freight capacity, all of which affected our operations. Recently, there have been discussions about potential tariffs and other import related fees on goods, including those imported from China, Mexico and Canada, and while the specifics are unclear, if tariffs or other import related fees are implemented on goods from these countries, or other countries where the Company does business, they may raise the Company's cost of importation of coconut water and require the Company to adjust its pricing or strategy. An inability to effectively manage these risks associated with our international operations could adversely impact our business and financial results.

We are subject to risks related to sustainability and corporate social responsibility.

Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are a Delaware public benefit corporation which has placed additional requirements on our strategies and decision-making to meet our mission. See “—Risks Related to our Existence as a Public Benefit Corporation.” There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. Our efforts to ensure we meet these standards rely on our leadership, contracts, internal and third-party audits and on continued monitoring of potential risks and solutions. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Additionally, if we fail to meet applicable standards or expectations with respect to these issues across any of our products and in any of our operations and activities or those of our third party partners, such as manufacturers and co-packer, our reputation and brand image could be damaged, and our business, financial condition, results of operations and cash flows could be adversely impacted.

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
Our products and operations are subject to state and government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements, or to respond to changes in regulations applicable to our business could adversely affect our business, financial condition, results of operations and cash flows.

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

Our products and operations and those of our manufacturing and co-packing partners are subject to oversight by multiple U.S. and international regulatory agencies including the USDA, the FDA, the FTC, the EPA, the European Commission and the U.K.’s Food Standards Agency, Health and Safety Executive, Environment Agency, Environmental Health Officers and Trading Standards Officers and the Singapore Food Agency, among others. These agencies regulate, among other things, with respect to our products and operations:

•design, development and manufacturing;

•testing, labeling, content and language of instructions for use and storage;
•product safety;

•marketing, sales and distribution;

•record keeping procedures;

•advertising and promotion;

•recalls and corrective actions; and

•product import and export.

In the U.S., for example, we are subject to the requirements of the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, testing, labeling, marketing, promotion, advertising, storage, distribution and safety of food. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices (“cGMP”), and supplier verification requirements. Certain of our facilities, as well as those of our manufacturing and co-packing partners, are subject to periodic inspection by federal, state and local authorities. We do not control the manufacturing processes of, but rely upon, our third-party manufacturing partners for compliance with cGMPs for the manufacturing of our products that is conducted by our partners. If we or our manufacturing partners cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our manufacturing or co-packing partners’ inability to continue manufacturing for us or could result in a recall of our product that has already been distributed. In addition, we rely upon these parties to maintain adequate quality control, quality assurance and qualified personnel.

Furthermore, there are an increasing number of state and local regulations in the U.S. related to, among other things, beverage packaging, labeling requirements, container deposits, recycling, or beverage taxes. We anticipate more states to adopt similar legislation or regulations, requiring us to continuously monitor various state laws to ensure compliance. Any failure to comply with these laws or regulations correctly could result in a temporary halt in distribution of our products and other costs, affecting our business and profitability.

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

Certain of our products are advertised with claims as to their origin, ingredients or health, wellness, environmental or other potential benefits, including, by way of example, the use of the terms “natural”, “organic”, “clean”, “non-toxic”, “sustainable”, “no added sugars,” or similar synonyms or implied statements relating to such benefits. Although the FDA and the USDA each have issued statements and adopted policies regarding the appropriate use of the word “natural,” there is no single, universal definition of the term “natural” for various categories we sell, which is true for many other adjectives common in the healthy or sustainable products industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges.

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

As of December 31, 2024, we derived 14% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws, including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”), U.S. Customs and Border Protection (“CBP”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials—including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office—to obtain or retain business. It also requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, among other governmental authorities, administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals that target certain countries, regions, governments, businesses and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.

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

U.S. export control laws and economic and trade sanctions prohibit the provision of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our products from being shipped or provided to embargoed countries and U.S. sanctions targets, they could be shipped, or provided by our distributors, to those countries and targets despite such precautions. The provision of goods in violation of

U.S. export controls or sanctions could have negative consequences for our business, including government investigations, penalties and reputational harm. Changes in export and import regulations, economic sanctions and related laws, shifts in the enforcement or scope of existing regulations, changes in the countries, governments or persons targeted by such regulations and the imposition of tariffs may create delays in the introduction and sale of our products in international markets, result in decreased ability to export or sell our products to existing or potential customers with international operations or in some cases, prevent the export or import of our products to certain countries, governments or persons. Actions taken with respect to tariffs or trade relations between the U.S. and other countries, the products subject to such actions, and actions taken by other countries in retaliation may also have an adverse impact on us. The failure to comply with applicable current or future U.S. import, export control, sanctions and anti-corruption laws, including U.S. Customs regulations, could expose us and our employees to substantial civil or criminal penalties, fines and in extreme cases, incarceration. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, or otherwise act in accordance with applicable laws, we may be adversely affected through reputational harm and penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As discussed above under, “If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability,” our systems and those of our third party vendors, service providers, and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war, or terrorist attacks, fire, flood, global pandemics and natural disasters; our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we and our third party vendors, service providers, and business partners may upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales, causing our business and reputation to suffer.

Further, our systems and those of our third-party vendors, service providers, and business partners may be vulnerable to, and have experienced attempted security incidents, attacks by hackers (including ransomware attacks, phishing attacks and other third-party intrusions), acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or business partners, they may be able to commit financial fraud, publish, delete, use inappropriately or modify our private and sensitive third-party information, including credit card information and other personally identifiable personal information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized payments, and/or release of personally identifiable or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target (and even, in many cases, until after having been successfully launched for some time) and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.

Security incidents compromising the confidentiality, integrity and availability of our sensitive information and our systems and those of our third party vendors and business partners could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, including human error and bad actors, and security vulnerabilities in the software or systems on which we, or our third party vendors or business partners, rely. Cybercrime and hacking techniques are constantly evolving. We and/or our third-party vendors, service providers, and/or business partners may be unable to stop all attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents may occur in the future, and could result in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information (including personal information) that we collect, receive and process. We employ multiple methods at different layers of our systems designed to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. We expect that third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities including attempts by former, current or future employees to misuse their authorized access and/or gain unauthorized access to our systems. As we rely on a number of our third party vendors and business partners, we are exposed to certain security risks outside of our direct control resulting from our engagements with these parties, and our ability to directly monitor these third-party vendors’ and business partners’ data security is limited. While we take care to vet our vendors and business partners and contract with them to require levels of data security and best practices, and employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our users and our systems from the theft of or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, we or our third-party vendors or business partners may be more vulnerable to such attacks in remote work environments, which have increased in recent years. Additionally, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot ensure that our insurance will be adequate to cover costs and liabilities related to an incident. Previously, we have experienced spoofing and social engineering incidents and since then, we have taken measures, such as third-party forensic consultant reviews, to ensure that no compromises of our systems have occurred and to mitigate risks of future harm. However, the sophistication of cyber attacks continues to increase and there is no guarantee that the steps we have taken will be sufficient to prevent significant disruption and loss.

Further, a failure to incorporate new technology, like artificial intelligence (“AI”), machine learning and automation, or adopt new marketing practices may reduce our ability to compete and operate efficiently, or increase risks of data security or result in suboptimal business decisions. If we do not sufficiently invest and evolve our business at sufficient speed and scale in response to such developments, or if we execute poorly on these investments, our products, results of operations and ability to compete and develop our business could be negatively affected. For example, we have begun the incorporation of AI and machine learning technology into our systems and business operations. When incorporating AI technologies into our business functions and operations, we are increasingly liable to new or existing risks due to increased governmental monitoring, compliance issues, data privacy risks, and potential litigation, all of which could negatively impact both financial performance and business reputation. Our ability to benefit from AI while managing the risks significantly relies on the effective selection of AI tools and platforms tailored to fit our specific business needs. Integrating ineffective AI technologies, or incorporating AI technologies without appropriate training, could lead to unintended consequences such as bias, discriminatory outputs, accuracy or data privacy issues. If we fail to successfully integrate AI, run afoul of developing regulations regarding AI, or otherwise cannot keep up with market demand when it comes to this new technology, our business may suffer.

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

We collect, maintain, and otherwise process personal information and other data relating to our employees and customers. Additionally, we sell products directly to consumers from our website and rely on a variety of marketing techniques, including email and social media marketing, and we are subject to various laws and regulations that govern such selling, marketing and advertising practices. We are subject to numerous state, federal and international laws, rules and regulations that govern the collection, use and protection of personal information.

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the U.S., as well as the enactment of the EU’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the U.K.’s transposition of GDPR into its domestic laws, which took effect September 2021, the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023 and expands the California Consumer Privacy Act (“CCPA”) of 2020, Virginia’s Consumer Data Protection Act, which also took effect January 1, 2023, and similar comprehensive privacy laws adopted in other states and jurisdictions including Colorado, Connecticut, and Utah. Additionally, Indiana, Montana, Oregon, Tennessee, Texas, Kentucky, Maryland, Minnesota, New Hampshire, New Jersey and Rhode Island have adopted similar laws taking effect at different dates through 2025 and 2026. Additional U.S. states are considering passing similar data laws. On a federal level, the U.S. Congress has introduced several iterations of a federal comprehensive privacy law. If a federal privacy law passed, it would likely supersede the new state privacy laws and establish uniform privacy protections across the country.

We anticipate that federal, state and international regulators will continue to enact new legislation related to privacy, cybersecurity and the use of personal information within AI technologies. These laws may impose restrictions on our ability to gather and utilize personal information, provide individuals with additional rights around their personal information, and place downstream obligations on our vendors and business partners relating to their use of personal information we provide to them for processing.

Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal information, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition and results of operations. Further, these laws may require us to take on more onerous obligations in our contracts, add new provisions in data processing agreements ("DPAs") related to the processing of personal information, restrict our ability to store, transfer and process personal information or, in some cases, impact our ability to reach current and prospective customers, or to derive insights from data globally. Cross-border data transfers and the use of data transfer mechanisms now involve additional compliance steps and in the event any court blocks personal information transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes specific requirements for commercial email messages in the U.S. Governmental authorities, including in the EU and the U.K., continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, the uncertain and shifting regulatory environment and trust climate may prompt individuals to opt out of our collection of their personal information. Concern regarding our use of the personal information collected on our websites or via our marketing activities could impact sales of product. Additionally, certain new privacy laws require opt-ins rather than opt-outs for certain personal information, which could reduce some of the data we have historically been able to collect. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from purchasing our products.

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

In addition, the introduction of AI technologies into our business activities could expose our business to intellectual property risks. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by laws or regulations, and the use or adoption of third-party AI technologies into our business operations, products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, as well as potential liability to customers.

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

In May 2020, we entered into a five-year credit facility ("2020 Credit Facility") with Wells Fargo Bank, National Association, which we amended and extended for five years on February 14, 2025, consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. As of December 31, 2024, we have no outstanding debt under our 2020 Credit Facility. Our ability to make principal and interest payments on and to refinance any indebtedness we incur in the future will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our future debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

Based upon our shares of common stock outstanding as of December 31, 2024, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own over 30% of our outstanding shares of common stock. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can evaluate the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404(a) requires that we incur substantial expenses and expend significant management efforts. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting when required, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal controls, we could be subject to regulatory scrutiny and loss of public confidence, which could seriously harm our reputation, and the price per share of our common stock may be adversely affected. See "Controls and Procedures" in Part II, Item 9A, for management’s annual report on internal control over financial reporting as of December 31, 2024.

We have incurred costs related to our implementation of an internal audit and compliance function and expect to incur additional costs to further improve our internal control environment in the future. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, adversely affecting our business and the price per share of our common stock.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of the Board. Because the Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•the forum for certain litigation against us is restricted to Delaware or the federal courts, as applicable;

•the Board has the exclusive right to expand the size of the Board and to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;

•the Board is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of the Board;

•our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•a special meeting of stockholders may be called only by the chair of the Board, a chief executive officer, or the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the Board may alter our bylaws without obtaining stockholder approval;

•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our Company; and

•the Board is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

We may issue additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise, which will dilute other stockholders.

It is possible in the future that we may issue additional capital stock that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities as consideration for any such acquisition or investment, including issuances in connection with any acquisition-related earnout provision. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the following actions must be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware:

•any derivative action or proceeding brought on behalf of the Company;

•any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders;

•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or

•any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware.

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
As a Delaware public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance or increase legal risk.

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

While directors of a traditional corporation are required to make decisions that they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also how its stakeholders are affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests, the Board may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

•we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including suppliers, employees and local communities, even though the changes may be costly;

•we may take actions that exceed regulatory requirements, even though these actions may be more costly than other alternatives;

•we may be influenced to pursue programs and services to further our commitment to the communities to which we serve even though there is no immediate return to our stockholders; or

•in responding to a possible proposal to acquire the Company, the Board has a fiduciary duty to consider the interests of our other stakeholders, including suppliers, employees and local communities, whose interests may be different from the interests of our stockholders.

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

To further protect our business, we partner with a third party vendor to provide cybersecurity and risk management as a managed service offering. They provide cybersecurity risk assessment and threat intelligence to the Company, in addition to acting as a managed service provider for our information technology program. We decided to retain a third party for these services given the small size of our Company and internal information technology staff and the quality, comprehensiveness, and cost-effectiveness of the services offered. An internal team, led by our Vice President of Information Technology, oversees and works collaboratively with this third party vendor to evaluate the strength of our cybersecurity protocols and the results of testing to determine what additional actions, such as trainings or remedial actions, are necessary to lessen cybersecurity risks. We intend to continue to make investments to monitor and maintain the security of our data and cybersecurity infrastructure.

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
Cybersecurity Governance
Risk assessment and oversight are an integral part of our governance and management processes. The Board has ultimate oversight of the Company's risk management. In accordance with its charter, the Audit Committee of the Board is responsible for overseeing our enterprise risk management program on behalf of the Board, including material risks related to cybersecurity threats, and reporting on these matters to the Board. The Audit Committee receives regular updates from management, including the information technology and legal teams, on cybersecurity risk resulting from risk assessments and reviews any information on relevant internal and industry cybersecurity incidents and is notified between such updates relative to any incidents which could materially affect the Company. Based on this information, our Audit Committee monitors the Company's cybersecurity program, including potential threats, weaknesses and vulnerabilities, and reviews the policies and procedures in place to prevent, detect and respond to cybersecurity threats and unauthorized access to our information security systems. Significant findings related to cybersecurity, data and technology risks or incidents are regularly reported to and discussed at the Board level. Three members of our Board, two of which are Audit Committee members, have received certifications in cyber-risk oversight through the National Association of Corporate Directors.

Management, in coordination with our information technology department, is responsible for assessing the risk of cybersecurity threats and hiring appropriate personnel and third-party consultants to oversee the cybersecurity program. Specifically, these processes are overseen by our multidisciplinary Technology Risk and Information Security Committee, which consists of leaders from our Information Technology, Operations, Finance, Internal Audit and Legal teams. Such individuals have an average of over 15 years of prior work experience in various roles across multiple industries involving information technology, risk management, operations and legal matters.
Item 2. Properties.
Our corporate headquarters is currently located in Manhattan, New York, at 250 Park Avenue South, where we lease office space that provides support to both our Americas and International segments. As of December 31, 2024, we occupied office facilities totaling approximately 29,400 square feet in the U.S., Singapore, and London, with the Singapore and London facilities primarily supporting our International segment and global supply chain. In August 2024, we entered into a lease agreement, effective January 1, 2025, to relocate our New York corporate headquarters within Manhattan, and will enter the new premises later in 2025. We have also leased a new space in London and will relocate this office later in 2025. We believe that these new office spaces will be adequate to support our requirements in New York and London..
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
Holders
As of February 24, 2025, there were 33 holders of record of our common stock.

Dividend Policy
We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business, and any authorized share repurchases and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the Board deems relevant. In addition, the terms of our current credit facilities contain restrictions on our ability to declare and pay dividends under certain limited circumstances.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The Company did not sell any equity securities during the three months and year ended December 31, 2024 that were not registered under the Securities Act.
On October 30, 2023, the Company's Board approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of common stock. Shares of common stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of common stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of common stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits, and may be suspended or discontinued at any time. During the years ended December 31, 2024 and 2023, the Company repurchased 504,246 shares at a cost of $12.0 million, and 30,000 shares at a cost of $0.8 million under the Program, respectively. Approximately $27.2 million remained available for future purchases under the Program as of December 31, 2024.

Performance Graph

The following graph illustrates the total return from October 22, 2021 through December 31, 2024, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the NASDAQ Composite Index, and (iv) the NASDAQ US Smart Food & Beverage Index. The graph assumes that $100 was invested on October 22, 2021 in our common stock, the Russell 2000 Index, the NASDAQ Composite Index, and the NASDAQ US Smart Food & Beverage Index, and that any dividends were reinvested. The graph assumes our closing sales price on October 22, 2021 of $13.95 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024, all references to 2023 refer to the year ended December 31, 2023 and all references to 2022, refer to the year ended December 31, 2022.
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2024 and 2023 and year-over-year comparisons between the years ended December 31, 2024 and 2023. Discussions of the periods prior to the year ended December 31, 2023 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 and the discussion therein for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Overview
The Vita Coco Company pioneered packaged coconut water in 2004 and we have extended our business into other categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and a large supplier of private label coconut water.

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the U.S., and also includes coconut oil, juice, and milk offerings. Our other brands include Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also previously offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023. We supply private label products to key retailers in both the coconut water and coconut oil categories. Additionally, we generate revenue from bulk product sales to beverage and food companies.

We source our coconut water from a diversified global network of 17 factories across seven countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers across four countries to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 35 countries, with our primary markets in North America, the U.K., and Germany. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and foodservice channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.

Key Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors, including the key trends and uncertainties highlighted below:
Risks Associated with our Supply Chain and Shipping

    Our global asset-light supply chain model has been an integral part of our ability to efficiently scale our business and compete in the marketplace, and to support our private label business. This asset-light model allows us to effectively manage total delivery costs and afford greater ability to shift volume between our suppliers to optimize our supply chain, and better manage our supply levels. In addition, our scale of sourcing has allowed us to add capacity as needed and service retailers more reliably, and we believe that our global position as one of the largest and highest quality coconut water procurers in the world protects our customer and supplier relationships.

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

We experienced significant inflation and instability on transportation costs over the past three years, which affected our costs and margins significantly. Although we saw these transportation costs return to near pre-pandemic levels in the middle of 2023, in 2024, we saw significant cost increases and supply constraints caused by recent geopolitical disruption. We expect instability in pricing to continue caused by recent geopolitical disruption of shipping lanes due to ocean carriers avoiding the Gulf of Aden and Red Sea regions due primarily to concerns that Houthi forces, based in Yemen, may attack freighters. We experienced spot cost increases for ocean freight routes from Asia, and then more significant cost increases when carriers began to route away from the Suez Canal. As a result, beginning in the late spring of 2024 and for most of the summer, we were challenged to secure the ocean container capacity that we needed. In early October 2024, the east coast ports of the U.S. experienced a labor strike that temporarily shut those ports, resulting in some delays even after the ports reopened. While a deal has been announced to enter into a new labor agreement, and no port disruption is expected, it is unclear if a final agreement has been ratified, so some disruption risk remains. When disruptions like port strikes are anticipated, the ocean freight carriers may issue notices of impending surcharges to be applied if the disruption occurs, which creates uncertainty as to our actual expected costs. The changes in shipping container prices and service levels and cost increases in shipping and port congestion related costs have materially impacted our financial results in recent years. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers without impacting our volume, revenue, margins, and operating results and we have no certainty when these pressures may lessen. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business.
Consumer Demand and Relationships with Key Customers
Coconut water accounted for 96% of our revenue for the year ended December 31, 2024 and we believe that sales of coconut water will continue to be a significant portion of our business in the foreseeable future. The coconut water category has been growing steadily in recent years and our Vita Coco brand has successfully retained over 40% market share in the U.S. and over 82% market share in the U.K. in this category. We are also a significant supplier of private label coconut water and coconut oil products in the U.S. and Europe. Any material negative change to consumer demand for our products or coconut water generally, failure to grow the coconut water category, or loss of significant private label demand, could adversely affect our business. Consumer demand between branded products and private label may vary over time. In order to meet this consumer demand for our products, we also are subject to the risk of overly relying upon our largest customers for both our branded and private label business. For example, in 2023, we started the discontinuation of the private label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. While we continued the supply relationship for a significant portion of their private label coconut water needs in 2024 at the customer's request, we are expecting the loss of further regions that we serviced for this customer during 2024. We will continue to service their needs if we are asked and it aligns with our long-term margin targets. Any loss of business or changes in our relationships with our key customers can impact our operating results in future periods, as may changes in consumer demand for private label versus branded products.
Ability to Generate Growth Through Product Innovation
The beverage industry is subject to shifting consumer preferences which present opportunities for new beverage occasions, tastes and functional benefits. Our future success is therefore partially dependent on our ability to identify these trends and develop products and brands that effectively meet those needs. We also invest in sales and marketing and execute our sales strategy to develop and deepen consumers’ connection to our brand and new products and to create category growth and increase our branded share. Our innovation efforts focus on developing and marketing product extensions, improving upon the quality and taste profiles of existing products, and introducing new products or brands to meet evolving consumer needs. For example, in 2024 we introduced Vita Coco Treats, a refreshingly sweet, flavorful coconutmilk-based drink for consumers looking for an indulgent treat. In 2025, we intend to expand distribution of Vita Coco Treats to select retailers nationwide.

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
Ability to Successfully Execute Both In-Store and Online
To aid the growth of our business, we intend to continue improving our operational efficiency and leverage our brand position across channels, and therefore have a balanced approach to investment and development of capabilities in retail and e-commerce execution. Our DSD network is an important asset in executing physical retail programs and ensuring product availability and visibility in the U.S. In 2024, we offered more multi-packs in coconut water in U.S. retail to increase consumption with core consumers, and increased distribution of our other product offerings. Managing our DSD network requires relationship building and communication as to plans, and alignment of goals and interests, and we are not always a top priority for our DSD network. We also continue to expand our business in e-commerce, including our DTC business, and look to adapt our approaches as consumer and retail behavior changes to ensure we remain competitive and visible regardless of channel.
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
Income Tax Expense
We are subject to federal and state income taxes in the U.S. and taxes in foreign jurisdictions in which we operate. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Operating Segments
We operate in two reporting segments:
•Americas—The Americas segment is comprised of our operations in the Americas region, primarily in the U.S. and Canada.
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
•Other—This product category consists of all other products, which included Runa (until we ceased selling it in December 2023), and includes Ever & Ever and PWR LIFT product offerings, Vita Coco product extensions beyond coconut water, coconut milk products, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$516,013	$493,612	$22,401	4.5%
Cost of goods sold	317,230	312,883	4,347	1.4%
Gross profit	198,783	180,729	18,054	10.0%
Operating expenses:
Selling, general and administrative	124,963	124,236	727	0.6%
Total operating expenses	124,963	124,236	727	0.6%
Income from operations	73,820	56,493	17,327	30.7%
Other income (expense):
Unrealized gain (loss) on derivative instrument	(8,176)	(872)	(7,304)	n/m
Foreign currency gain (loss)	(1,571)	(251)	(1,320)	n/m
Interest income	6,715	2,581	4,134	160.2%
Interest expense	—	(31)	31	n/m
Total other income (expense)	(3,032)	1,427	(4,459)	n/m
Income before income taxes	70,788	57,920	12,868	22.2%
Provision for income taxes	14,836	11,291	3,545	31.4%
Net income	$55,952	$46,629	$9,323	20.0%

n/m—represents percentage calculated not being meaningful
Net Sales
The following table provides a comparative summary of the Company’s net sales by operating segment and product category:

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	$343,288	$317,221	$26,067	8.2%
Private Label	89,900	103,166	(13,266)	(12.9)%
Other	9,155	9,858	(703)	(7.1)%
Subtotal	$442,343	$430,245	$12,098	2.8%

International segment
Vita Coco Coconut Water	$50,318	$41,829	$8,489	20.3%
Private Label	19,324	18,713	611	3.3%
Other	4,028	2,825	1,203	42.6%
Subtotal	$73,670	$63,367	$10,303	16.3%
Total net sales	$516,013	$493,612	$22,401	4.5%
The increase in net sales was driven by higher coconut water CE volumes across both the Americas and International segments, including Vita Coco Coconut Water volume growth of 5.8% and improved Vita Coco Coconut Water pricing due to reduced retailer promotional activity, partially offset by the transition of private label oil business.

Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

	Percentage Change - Year Ended December 31, 2024 vs. 2023
	Americas	International	Total
Vita Coco Coconut Water	4.7%	12.2%	5.8%
Private Label	(1.9)%	12.6%	0.7%
Other	(10.4)%	76.3%	(4.9)%
Total volume (CE)	2.7%	12.8%	4.3%

Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.

*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased by $12.1 million, or 2.8%, to $442.3 million for the year ended December 31, 2024, from $430.2 million for the year ended December 31, 2023, primarily driven by CE volume growth of 2.7% with additional benefit from branded pricing. These increases were partially offset by a decline in private label volume due to the transition out of private label oil at a key customer, and supply constraints impacting private label coconut water.
Vita Coco Coconut Water net sales increased by $26.1 million, or 8.2%, to $343.3 million for the year ended December 31, 2024, from $317.2 million for the year ended December 31, 2023. The increase was primarily driven by a combination of increased CE volume growth and benefits from pricing actions.
Private Label net sales decreased by $13.3 million, or 12.9%, to $89.9 million for the year ended December 31, 2024, from $103.2 million for the year ended December 31, 2023. The decrease in sales was driven by net CE volume declines of 1.9%, as volume declines of private label coconut oil and the associated product price/mix impact more than offset growth of private label coconut water.

Net Sales for Other products decreased by $0.7 million, or 7.1%, to $9.2 million for the year ended December 31, 2024, from $9.9 million for the year ended December 31, 2023, driven by CE volume decline of 10.4%. During 2024, the Company strategically simplified the product assortment within this category to decrease complexity and maximize profitability.
International Segment
International net sales increased by $10.3 million, or 16.3%, to $73.7 million for the year ended December 31, 2024 from $63.4 million for the year ended December 31, 2023. The increased sales were driven by CE volume growth of 12.8%, with notable growth in the Europe, the Middle East and Africa ("EMEA") region, in addition to benefits from net pricing actions.
Vita Coco Coconut Water net sales increased by $8.5 million, or 20.3%, to $50.3 million for the year ended December 31, 2024, from $41.8 million for the year ended December 31, 2023. The increased sales was driven by higher CE volume, primarily in the European region, and benefits from net pricing actions. These increases were partially offset by volume decreases in the Asia Pacific region ("APAC").
Private Label net sales increased by $0.6 million, or 3.3%, to $19.3 million for the year ended December 31, 2024, as compared to $18.7 million for the year ended December 31, 2023, which was driven by CE volume growth in EMEA, which was partially offset by CE volume decline in shipments from APAC.
Net Sales for Other products increased by $1.2 million, or 42.6%, to $4.0 million for the year ended December 31, 2024, from $2.8 million for the year ended December 31, 2023, driven primarily by CE volume growth in both EMEA and APAC regions.
Gross Profit

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold
Americas segment	$268,787	$267,983	$804	0.3%
International segment	48,443	44,900	$3,543	7.9%
Total cost of goods sold	$317,230	$312,883	$4,347	1.4%

Gross profit
Americas segment	$173,556	$162,262	$11,294	7.0%
International segment	25,227	18,467	6,760	36.6%
Total gross profit	$198,783	$180,729	$18,054	10.0%

Gross margin (percentage of net sales)
Americas segment	39.2%	37.7%		1.5%
International segment	34.2%	29.1%		5.1%
Consolidated	38.5%	36.6%		1.9%
On a consolidated basis, cost of goods sold increased $4.3 million, or 1.4%, to $317.2 million for the year ended December 31, 2024, from $312.9 million for the year ended December 31, 2023. On a consolidated and segment basis, the increase was primarily driven by elevated transportation costs relating to ocean freight, which was partly offset by lower finished goods costs, partially driven by private label product mix, and domestic logistics.

On a consolidated basis, gross profit increased by $18.1 million, or 10.0%, to $198.8 million for the year ended December 31, 2024, from $180.7 million for the year ended December 31, 2023. This was a result of CE volume growth, Vita Coco Coconut Water net pricing improvement and lower domestic transportation costs, partially offset by elevated transportation costs relating to ocean freight. As a result, gross margin increased approximately 1.9% percentage points to 38.5% for the year ended December 31, 2024, as compared to 36.6% for the year ended December 31, 2023.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)		(in thousands)
Selling, general, and administrative	124,963	124,236	$727	0.6%
Selling, General and Administrative Expenses
SG&A expense increased by $0.7 million, or 0.6%, to $125.0 million for the year ended December 31, 2024, from $124.2 million for the year ended December 31, 2023. The increased SG&A expense was primarily driven by an increase of $4.5 million in personnel-related expenses and bad debt expense of $2.2 million primarily due to the uncertainty of product delivery and repayment of advances made to a supplier. These increases were partially offset by $4.1 million lower investments in marketing expenses primarily due to inventory constraints through the third quarter of 2024, as well as the absence of a Vita Coco Community Foundation donation of $1.5 million and an impairment loss of $0.4 million related to land in Ecuador recorded in the year ended December 31, 2023.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)		(in thousands)
Unrealized gain/(loss) on derivative instruments	$(8,176)	$(872)	$(7,304)	n/m
Foreign currency gain/(loss)	(1,571)	(251)	(1,320)	n/m
Interest income	6,715	2,581	4,134	160.2%
Interest expense	—	(31)	31	(100.0%)
Other Income (Expense), Net	$(3,032)	$1,427	$(4,459)	n/m

n/m—represents percentage calculated not being meaningful

Unrealized Gain/(Loss) on Derivative Instruments
During the year ended December 31, 2024, we recorded an unrealized loss of $8.2 million for the mark-to-market changes in the fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest loss for the year ended December 31, 2024 related to the contracts hedging the Brazilian real, offset by gains in British Pound, Euro, and Canadian dollar. During the year ended December 31, 2023, we recorded an unrealized loss of $0.9 million relating to outstanding derivative instruments for forward foreign currency exchange contracts. All forward foreign currency exchange contracts were entered to hedge some of our exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, Euro, and Thai baht.
Foreign Currency Gain/(Loss)
Foreign currency loss was $1.6 million for the year ended December 31, 2024, as compared to a $0.3 million loss for the year ended December 31, 2023. The change in both years was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency.
Interest Income
Interest income increased by $4.1 million, to $6.7 million for the year ended December 31, 2024, from $2.6 million from December 31, 2023. The increase in interest income period over period was due to the cash investment program that began in April 2023, in addition to higher levels of cash invested with financial institutions compared to prior year.
Interest Expense
The change in interest expense is immaterial.

Income Tax Expense

	Year Ended December 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)		(in thousands)
Income tax expense	$14,836	$11,291	$3,545	31.4%
Tax Rate	21.0%	19.5%

Income tax expense was $14.8 million for the year ended December 31, 2024, as compared to $11.3 million for the year ended December 31, 2023. The effective combined federal, state and foreign tax rate increased to 21.0% from 19.5% for the years ended December 31, 2024 and 2023, respectively.

The effective tax rate for the current period is in line with the U.S. statutory rate of 21%, due to offsetting items having minimal net impact on the rate. Primarily, the benefit of lower statutory tax rates in foreign jurisdictions is offset by state income taxes. The effective tax rate for the same period in the prior year is lower than the U.S. statutory rate of 21% primarily driven by lower tax rates in foreign jurisdictions and the associated credits available to offset U.S. income tax. The change in effective tax rates between the periods is primarily attributable to state income taxes.
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
These non-GAAP measures are key metrics used by management and our Board, to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income	$55,952	$46,629
Depreciation and amortization	745	660
Interest income	(6,715)	(2,581)
Interest expense	—	31
Income tax expense	14,836	11,291
EBITDA	64,818	56,030
Stock-based compensation (a)	8,922	9,128
Unrealized (gain)/loss on derivative instruments (b)	8,176	872
Foreign currency (gain)/loss (b)	1,571	251
Secondary offering costs (c)	(324)	1,525
Other adjustments (d)	$964	$363
Adjusted EBITDA	$84,127	$68,169

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
(d)For the year ended December 31, 2024, the amount reflects the write-off of prepayments made to a supplier for inventory orders. In November 2024, we learned that the supplier failed to produce the orders placed and paused operations. Further, the supplier did not provide a refund for such orders. For the year ended December 31, 2023, the amount relates to the impairment loss of assets held for sale.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $164.7 million and $132.5 million of cash and cash equivalents as of December 31, 2024 and 2023, respectively.
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
Our future capital requirements will depend on many factors, including our revenue growth rate, our working capital needs primarily for inventory build, our global footprint, the expansion of our marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products and the continued market consumption of our products, as well as any shareholder distribution either through equity buybacks or dividends. Our asset-light operating model has historically provided us with a low cost nimble, and scalable supply chain, which allows us to adapt to changes in the market or consumer preferences while also efficiently introducing new products across our platform. We may seek additional equity or debt financing in the future in order to acquire or invest in complementary businesses, products and/or new IT infrastructures. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
Cash Flows

The following tables summarize our sources and uses of cash:

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	Percentage
Cash flows provided by (used in):
Operating activities	$42,899	$107,155	$(64,256)	(60.0)%
Investing activities	(974)	(594)	(380)	64.0%
Financing activities	(8,296)	6,290	(14,586)	(231.9)%
Effects of exchange rate on changes on cash and cash equivalents	(563)	387	(950)	(245.5)%
Net (decrease) increase in cash and cash equivalents	$33,066	$113,238	$(80,172)	(70.8)%

Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the year ended December 31, 2024, cash provided by operating activities decreased $64.3 million as compared to the year ended December 31, 2023. The decrease in cash provided by operating activities was substantially driven by an increase in inventory purchases to rebuild inventory to improved levels to better support the business, and the timing of certain working capital payments, partly offset by higher cash generation from the business growth.
Investing Activities
During the year ended December 31, 2024 as compared to the year ended December 31, 2023, cash used in investing activities increased $0.4 million due to equipment purchases and technology related capital expenditures.
Financing Activities
During the year ended December 31, 2024 compared to the year ended December 31, 2023, net cash used by financing activities increased $14.6 million, primarily driven by share repurchases that occurred in 2024 and lower proceeds from stock award exercises. See Note 14, Stockholders' Equity, for further discussion on share repurchases.
Debt
We had an immaterial amount of outstanding debt as of December 31, 2024 and December 31, 2023 related to vehicle loans.
Revolving Credit Facility
In May 2020, the Company entered into the 2020 Credit Facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. On February 14, 2024, the 2020 Credit Facility was amended and extended for five years, with an amended maturity date of February 13, 2030.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company was subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit in the year ended December 31, 2024, with the rate based on the Company’s leverage ratio (as defined in the credit agreement). Beginning on February 14, 2025, the unused commitment fees will range from 0.125% to 0.225%.

The borrowings made prior to December 2022 bore interest at rates based on either: 1) London Interbank Offered Rate ("LIBOR"); or 2) a specified base rate (determined by reference to the greatest of the prime rate published by Wells Fargo, the federal funds effective rate plus 1.5% and one-month LIBOR plus 1.50%), as selected periodically by the Company. The LIBOR-based loans bore interest at LIBOR plus the Spread. The unused commitment fee prior to the December 2022 amendment was the same.
There were no amounts drawn on the Revolving Facility as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of December 31, 2024 was less than $0.1 million.
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
Contractual Obligations and Commitments
We have contractual obligations to repay indebtedness and required interest payments and unused commitment fees under our Revolving Facility and vehicle loans. As of December 31, 2024, we had no outstanding balance on the Revolving Facility. Any future outstanding balances on the Revolving Facility will be required to be repaid by February 2030.
We lease certain assets under noncancelable operating leases, which expire through 2025. The leases relate primarily to office space in addition to machinery and equipment. Future minimum commitments under these leases are $0.4 million as of December 31, 2024.

As of December 31, 2024, we also have inventory purchase commitments, which include any raw material or packaging commitments with our suppliers to secure our needs for future orders, which are generally due to be paid within one year. We also have production purchase commitments from our manufacturers based on our production plans, forecasts and contracts, that might result in costs if we were to reduce our purchases significantly in 2025 or for some relationships, in future years. We have other contractual payments related to information technology service agreements, sponsorship and marketing agreements, and minimum contractual third-party warehouse commitments, which are not individually material.
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
Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Our revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, Income Taxes ("ASC 740"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Interest and penalties related to unrecognized tax positions are included in income tax expense in the consolidated statement of operations and comprehensive income and accrued expenses in the consolidated balance sheets. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We must make assumptions and judgments to estimate the amount of valuation allowances to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Goodwill
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination and is measured in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other (ASC 350"). Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis on December 31, or more frequently if the Company believes indicators of impairment exist.

The Company has determined that there are three reporting units for purposes of testing goodwill for impairment. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In performing the qualitative assessment, the Company reviews factors both specific to the reporting units and to the Company as a whole, such as financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit at the last valuation date. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, the quantitative impairment test is required; otherwise, no further testing is required.
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2024 and 2023, there were no impairments recorded.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. Following the IPO, as an emerging growth company, we elected to apply the extended transition period. Based on the closing share price and the market value of our common stock, par value $0.01 per share, held by non-affiliates as of June 30, 2023, the Company was deemed a large accelerated public company filer as of December 31, 2023. As a result, beginning with the Annual Report on Form 10-K for the year ended December 31, 2023, the Company was not able to rely on the extended transition period noted above and was required to adopt all new accounting pronouncements within the same time periods as public companies.
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
As of December 31, 2024, the outstanding amounts related to our Revolving Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the Revolving Facility as of December 31, 2024.
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
The total notional values of our forward exchange contracts were $107.4 million and $121.0 million as of December 31, 2024 and December 31, 2023, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $8.2 million as of December 31, 2024, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $1.9 million gain or loss.

Part of our cash and cash equivalents are denominated in foreign currencies. As of December 31, 2024, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million. As of December 31, 2023, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. During the year ended December 31, 2024, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. Recently, there have been discussions about potential tariffs and other import related fees, on goods, including those imported from China, Mexico, and Canada, and while the specifics are unclear, if tariffs are implemented on goods from these countries, or other countries where the Company does business, they may raise the Company's cost of importation of coconut water and require the Company to adjust its pricing or strategy.
Credit Risk
We are exposed to concentration of credit risk from our major customers. As of December 31, 2024, sales to two customers represented approximately 48% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in substantial additional charges.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Vita Coco Company, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Vita Coco Company, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Vita Coco Company, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Vita Coco Company, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Our audit procedures related to trade promotion accruals included the following, among others:

•We tested the effectiveness of management’s controls over the estimation and calculation of the trade promotion accruals, including management’s controls over the review of the period-end accrual.

•We selected a sample of individual customers and promotional periods included in management’s detail of the recorded trade promotion accruals, and evaluated inputs relevant to recorded amounts, including contractual pricing and rebate arrangements with customers and customer claims received subsequent to the accrual period, which were compared to source documents.

•We selected a sample of subsequent credits submitted by customers,inspected relevant source documents and compared to recorded amounts.

•We tested the trade promotion accrual at year-end by developing an expectation of the amount by applying the ratio of gross sales and trade promotion accrual balances at interim periods to gross sales in the fourth quarter and compared it to the balance recorded by management.

/s/ Deloitte & Touche LLP
New York, New York
February 26, 2025
We have served as the Company’s auditor since 2012.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(Amounts in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$164,669	$132,537
Accounts receivable, net of allowance of $2,255 at December 31, 2024, and $2,486 at December 31, 2023	63,450	50,086
Inventory	83,600	50,757
Supplier advances, current	954	1,521
Derivative assets	1,382	3,876
Prepaid expenses and other current assets	27,236	24,160
Total current assets	341,291	262,937
Property and equipment, net	2,351	2,136
Goodwill	7,791	7,791
Supplier advances, long-term	2,254	2,820
Deferred tax assets, net	6,100	6,749
Right-of-use assets, net	385	1,406
Other assets	2,209	1,843
Total assets	$362,381	$285,682
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,758	$21,826
Accrued expenses	65,603	59,533
Notes payable, current	10	13
Derivative liabilities	6,895	1,213
Total current liabilities	103,266	82,585
Notes payable, long-term	3	13
Other long-term liabilities	295	647
Total liabilities	$103,564	$83,245
Contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,702,387 and 63,135,453 shares issued at December 31, 2024 and December 31, 2023, respectively; 56,961,941 and 56,899,253 Shares Outstanding at December 31, 2024 and December 31, 2023, respectively.	637	631
Additional paid-in capital	174,077	161,414
Retained earnings	156,694	100,742
Accumulated other comprehensive loss	(860)	(649)
Treasury stock, 6,740,446 shares at cost as of December 31, 2024, and 6,236,200 as of December 31, 2023.	(71,731)	(59,701)
Total stockholders’ equity	$258,817	$202,437
Total liabilities and stockholders’ equity	$362,381	$285,682
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$516,013	$493,612	$427,787
Cost of goods sold	317,230	312,883	324,426
Gross profit	198,783	180,729	103,361
Operating expenses
Selling, general and administrative	124,963	124,236	100,306
Total operating expenses	124,963	124,236	100,306
Income from operations	73,820	56,493	3,055
Other income (expense)
Unrealized gain/(loss) on derivative instruments	(8,176)	(872)	6,606
Foreign currency gain/(loss)	(1,571)	(251)	1,387
Interest income	6,715	2,581	51
Interest expense	—	(31)	(258)
Total other income (expense)	(3,032)	1,427	7,786
Income before income taxes	70,788	57,920	10,841
Income tax expense	14,836	11,291	3,027
Net income	$55,952	$46,629	$7,814
Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$0.99	$0.83	$0.14
Diluted	$0.94	$0.79	$0.14
Weighted-average number of common shares outstanding
Basic	56,729,370	56,427,890	55,732,619
Diluted	59,286,562	58,747,338	56,123,661
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$55,952	$46,629	$7,814
Other comprehensive income:
Foreign currency translation adjustment	(211)	345	(378)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$55,741	$46,974	$7,436
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except share amounts)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	$Amount	Shares	$Amount	Shares	$Amount				Shares	$Amount

Balance at December 31, 2021	53,651,477	537	8,113,105	81	61,764,582	618	134,730	47,369	(616)	6,206,200	(58,928)	123,173
Net income	—	—	—	—	—	—	—	7,814	—	—	—	7,814
Stock-based compensation	—	—	—	—	—	—	7,384	—	—	—	—	7,384
Exercise of stock awards	460,668	4	—	—	460,668	4	3,096	—	—	—	—	3,100
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(378)	—	—	(378)
Balance at December 31, 2022	54,112,145	$541	8,113,105	$81	62,225,250	$622	145,210	$55,183	$(994)	$6,206,200	$(58,928)	$141,093
Net income	—	—	—	—	—	—	—	46,629	—	—	—	46,629
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	30,000	(773)	(773)
Stock-based compensation	—	—	—	—	—	—	9,128	—	—	—	—	9,128
Exercise of stock awards	910,203	9	—	—	910,203	9	7,076	—	—	—	—	7,085
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	345	—	—	345
Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	55,952	—	—	—	55,952
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	504,246	(12,030)	(12,030)
Stock-based compensation	—	—	—	—	—	—	8,922	—	—	—	—	8,922
Exercise of stock awards	566,934	6	—	—	566,934	6	3,741	—	—	—	—	3,747
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(211)	—	—	(211)
Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$55,952	$46,629	$7,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	745	660	1,901
(Gain)/loss on disposal of equipment	13	19	1
Bad debt expense	1,603	260	2,641
Unrealized (gain)/loss on derivative instruments	8,176	872	(6,606)
Stock-based compensation	8,922	9,128	7,384
Impairment loss on assets held for sale	—	363	619
Impairment of intangible assets	—	—	6,714
Noncash lease expense	1,021	1,288	1,058
Deferred tax expense	644	(2,382)	(3,081)
Changes in operating assets and liabilities:
Accounts receivable	(14,171)	(7,088)	321
Inventory	(32,984)	33,688	(9,333)
Prepaid expenses, net supplier advances, and other assets	(2,691)	(622)	(3,592)
Accounts payable, accrued expenses, and other liabilities	15,669	24,340	(16,776)
Net cash provided by (used in) operating activities	42,899	107,155	(10,935)
Cash flows from investing activities:
Cash paid for property and equipment	(974)	(599)	(982)
Proceeds from sale of property and equipment	—	5	—
Net cash used in investing activities	(974)	(594)	(982)
Cash flows from financing activities:
Proceeds from exercise of stock awards	3,747	7,086	3,062
Borrowings on credit facility	—	—	22,000
Repayments of borrowings on credit facility	—	—	(22,000)
Cash received (paid) on notes payable	(13)	(23)	(28)
Cash paid to acquire treasury stock	(12,030)	(773)	—
Net cash provided by (used in) financing activities	(8,296)	6,290	3,034
Effects of exchange rate changes on cash and cash equivalents	(563)	387	(178)
Net (decrease) increase in cash and cash equivalents	33,066	113,238	(9,061)
Cash and cash equivalents at beginning of the period	132,867	19,629	28,690
Cash, cash equivalents and restricted cash at end of the period (1)	$165,933	132,867	19,629
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,981	9,905	4,624
Cash paid for interest	$1	75	217
(1) Includes $1,264, $330 and $0 of restricted cash as of December 31, 2024, 2023, and 2022 respectively, that were included in other current assets.
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States ("U.S."). Other products include coconut milk, coconut oil, water (under the brand name Ever & Ever), protein infused fitness drinks (under the brand name PWR LIFT) and coconut as a commodity. We also offered a natural energy drink (under the brand name Runa), which we ceased selling in December 2023.
The Company was incorporated in Delaware as All Market Inc. on January 17, 2007. On September 9, 2021, we changed our name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which was marketed and distributed primarily in the U.S. until the Company ceased selling the brand in December 2023. The Company completed an initial public offering (the "IPO") of common stock in October 2021.
We are a public benefit corporation under Section 362 of the Delaware General Corporation Law. As a public benefit corporation, our Board is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct and the specific public benefits identified in our certificate of incorporation.
The Company has ten wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, as well as All Market Europe, Ltd. (“AME”) in the United Kingdom ("U.K.") established during 2009, and one subsidiary in Germany established during 2023.

Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include all the accounts of the wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of Global Events Causing Macroeconomic Uncertainty
Uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts) and the high interest rates, foreign exchange rates, potential tariffs and other import related fees, and inflationary cost environment may affect our global supply chain. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgement in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

that range of reasonable estimates. The most significant estimates in the consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, the determination of the current expected credit losses allowance, assessing goodwill for impairment, the determination of the value of trade promotions and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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
Shipping and Handling Costs
Shipping and handling costs related to the sale of inventory represent outbound distribution costs, and are included in cost of goods sold in the consolidated statement of operations. Shipping and handling costs were $13,100, $13,261 and $13,387 for the years ended December 31, 2024, 2023, and 2022, respectively.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

Marketing and Promotional Expenses
Marketing and promotional expenses, including advertising expenses, consist of investments to grow our business and retain customers, including costs related to influencers, trade shows, product samples, advertising campaigns on social media and various other digital platforms, point of sale displays, and various event sponsorships. Marketing and promotional expenses are recorded in selling, general and administrative expenses in the period they are incurred and were $31,343, $35,460, and $23,084 for the years ended December 31, 2024, 2023, and 2022, respectively.
Research and Development
Research and development costs are charged to expense in the period incurred and are recorded in selling, general and administrative expenses. Research and development expenses were $398, $418, and $541 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Net Income per Common Share

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

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
•Furniture and fixtures – 3-5 years
Intangible assets
Intangible assets consisted primarily of acquired trade names and distributor relationships. The Company determines the appropriate useful life of the intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives of ten years, using the straight-line method, which approximates the pattern in which the economic benefits are consumed.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, principally intangibles and property and equipment, by comparing asset group’s carrying value to the expected undiscounted future cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss is recorded based upon the difference between the carrying amount and the fair value of the asset. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or a triggering event. When a triggering event is identified, a test of recoverability is performed by estimating the undiscounted future cash flows

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

associated with such assets and comparing them to the carrying value of the asset. When the recoverability test fails, the Company measures the impairment loss based on the fair value of the assets compared to the carrying amount of the asset. The fair value of the trade names is determined through an income approach using the relief from royalty method. The fair value of the distributor relationships is determined through an income approach using the excess earnings method.
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
Goodwill
Goodwill represents the purchase price paid in excess of the fair value of net identifiable tangible and intangible assets acquired in a business combination and is measured in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other ("ASC 350"). Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis on December 31, or more frequently if the Company believes indicators of impairment exist.
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
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in the Company’s industry, and require to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. It is the Company’s policy to conduct impairment testing based on its most current business plans, projected future revenues and cash flows,

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

which reflect changes anticipated in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2024, 2023, and 2022, there were no impairments recorded.
Supplier Advances
The Company issues advances to certain manufacturers with interest at rates between 0% and 4% with terms extending to February 2028. These advances are assessed for collectability and an allowance for credit losses is recognized when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. The Company recorded an allowance of $1,557 and $345 as of December 31, 2024 and December 31, 2023, respectively.
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
Substantially, all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchase from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers represented 48%, 53%, and 54% of total net sales during the years ended December 31, 2024, 2023, and 2022, respectively. In addition, the two customers also accounted for 30% and 36% of total accounts receivable as of December 31, 2024 and 2023, respectively. The Company has not experienced credit issues with these customers.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

Recently Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard for the year ended December 31, 2024. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and disclosures.
Leases
The Company leases certain office space and machinery and equipment, which are primarily classified as operating leases. These leases expire at various dates through 2025. The Company's lease agreements do not contain any material restrictive covenants. Operating leases are included within right-of-use assets, net, accrued expenses, and other long-term liabilities within our Consolidated Balance Sheets. Finance leases are included within Property, plant and equipment, net, Accrued expenses, and Other long-term liabilities. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets.
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

Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new accounting standard introduced the current expected credit losses methodology ("CECL") for estimating allowances for credit losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loans and trade receivables. ASU 2016-13 was effective for the Company, as an EGC, for annual and interim reporting periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023 using the modified retrospective method

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

for all financial assets in scope. The amounts for reporting periods beginning after January 1, 2023 are presented under ASC 326 methodology, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires expenses in the consolidated statement of operations to be disaggregated into functional categories and separate significant individual expense items that are material to the understanding of the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of adopting ASU 2024-03.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of specific categories in the rate reconciliation, detail out reconciling items that are equal to or greater than 5% of income from continuing operations before income tax expense multiplied by the applicable statutory income tax rate, and break out income taxes by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the guidance on a prospective basis when it becomes effective. The Company is currently evaluating the impact of adopting ASU 2023-09.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

•Other – This product category consists of all other products, which included Runa (until we ceased selling it in December 2023), and includes Ever & Ever and PWR LIFT product offerings and Vita Coco product extensions beyond coconut water, coconut milk products, including the recently launched Vita Coco Treats, and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	December 31, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$343,288	$50,318	$393,606
Private Label	89,900	19,324	109,224
Other	9,155	4,028	13,183
Total	$442,343	$73,670	$516,013

	December 31, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$317,221	$41,829	$359,050
Private Label	103,166	18,713	121,879
Other	9,858	2,825	12,683
Total	$430,245	$63,367	$493,612

	December 31, 2022
	Americas	International	Consolidated
Vita Coco Coconut Water	$275,964	$38,570	$314,534
Private Label	88,173	12,855	101,029
Other	9,485	2,740	12,224
Total	$373,622	$54,165	$427,787
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net was $63,450 and $50,086 as of December 31, 2024 and 2023, respectively. The Company recorded an allowance for current expected credit losses of $2,255 and $2,486 as of December 31, 2024 and 2023, respectively.
Changes in the allowance for current expected credit losses for the periods presented were as follows:

Balance at January 1, 2023	$3,552
Provision charged to operating results	3,135
Account write-offs and other deductions, net of recoveries	(4,201)
Balance as of December 31, 2023	$2,486
Current period provision for expected credit losses	2,966
Account write-offs and other deductions, net of recoveries	(3,197)
Balance as of December 31, 2024	$2,255

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

5. INVENTORY
Inventory consists of the following:

	December 31,
	2024	2023
Raw materials and packaging	$3,536	$3,360
Finished goods	80,064	47,397
Inventory	$83,600	$50,757
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023

Tax receivables	$5,737	$3,622
Contract assets	4,804	8,629
Supplier prepaid	4,767	3,463
VAT receivables	1,790	1,032
Supplier incentives receivable	1,590	312
Restricted cash	1,264	330
Prepaid insurance	1,230	1,454
GST/HST receivable	893	324
Interest receivable	462	383
Other prepaid expenses	2,643	2,977
Other receivables	2,056	1,634
	$27,236	$24,160
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2024	2023
Machinery and equipment	$2,271	$1,927
Computer software and hardware	3,895	3,640
Leasehold improvements	393	393
Vehicles	624	685
Land and improvements	140	140
Furniture and fixtures	708	469
Total Property and equipment	8,031	7,254
Less accumulated depreciation and amortization	(5,680)	(5,118)
Property and equipment—net	$2,351	$2,136

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

Depreciation expense related to property and equipment, net for the years ended December 31, 2024, 2023, and 2022 was $745, $660 and $681, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

	December 31,
	2024	2023
Goodwill	$7,791	$7,791

Annual Goodwill Impairment Testing
The Company’s goodwill is allocated to the Americas reporting unit and is tax deductible. In December 31, 2024, the Company performed the qualitative assessment only, which did not indicate that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, resulting in no further quantitative testing. Based on the results of the annual impairment test, the Company concluded that no impairment to goodwill existed as of December 31, 2024, 2023, and 2022.

Intangible Assets, net
Long-lived intangible assets are amortized over their useful life. Since the intangibles are subject to amortization, they are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment. Under ASC 360, long-lived assets are tested for recoverability at the asset group level whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In step 1, the entity determines recoverability of the asset group by comparing its carrying value with the sum of its undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the sum of the undiscounted cash flows is less than the carrying value of the asset group, then step 2 must be performed, in which the entity compares the fair value of the asset group to its carrying amount. The excess of the carrying value of the asset group over its fair value, if any, would be recognized as an impairment loss.
In 2022, the Company identified facts and circumstances indicating the carrying value of the intangible assets associated with the acquisition of Runa, including the trade names and distributor relationships, may not be recoverable, resulting in the determination that a triggering event had occurred. The Company performed step 1 and determined that the Runa intangible assets were not recoverable based on a test of recoverability using expected undiscounted future cash flows for the Runa brand in the Americas. For both trade names and distributor relationships, the Company applied step 2, by determining the fair value of these intangible assets, which concluded that the fair value was significantly below the carrying amount. Accordingly, the total net book value of these intangible assets of $6,714 was impaired in the year ended December 31, 2022 and was recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations. Intangible assets, net was $0 as of December 31, 2024 and December 31, 2023.
Amortization expense for the years ended December 31, 2024. December 31, 2023 and December 31, 2022 was $0, $0 and $1,220, respectively, and was recorded in selling, general and administrative expenses on the Company's consolidated statements of operations.
9. ACCRUED EXPENSES
Accrued expenses consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

	December 31,
	2024	2023
Accrued promotions and marketing	$22,380	$22,936
Shipping and handling costs	11,932	5,957
Income tax payable	10,559	8,304
Payroll and benefits related expenses	10,388	11,012
VAT payable	2,652	2,103
Accrued professional fees	1,269	1,898
Accrued trade payable	1,242	1,236
Current operating lease liabilities	422	1,189
Other accrued expenses	4,759	4,898
	$65,603	$59,533
10. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Notes payable
Vehicle loans	13	26
	$13	$26

Current	$10	$13
Non-current	$3	$13
2020 Credit Facility
In May 2020, the Company entered into the five-year credit facility (the "2020 Credit Facility") with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. As of December 31, 2024, the maturity date on the 2020 Credit Facility was May 12, 2026.
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
As of December 31, 2024 and December 31, 2023, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility. Unused commitment fee for the 2020 Credit Facility amounted to $61 for the year ended December 31, 2024. Interest expense and unused commitment fee for the 2020 Credit

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

Facility amounted to $14 and $46, respectively, for the year ended December 31, 2023. Interest expense and unused commitment fee for the 2020 Credit Facility amounted to $255 and $51, respectively, for the year ended December 31, 2022. The effective interest rate was 0.10%, 0.10%, and 2.53%, respectively, as of December 31, 2024, 2023, and 2022.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of December 31, 2024, the Company was compliant with all financial covenants.
On February 14, 2025, the 2020 Credit Facility was amended, extending the maturity five years to February 13, 2030, and amending the unused commitment fees to range from 0.125% to 0.225%.
Vehicle Loans
The Company periodically enters into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The Company is required to make principal payments of $2 on a monthly basis.
Aggregate future principal payments on the notes payable are as follows:

2025	$10
2026	3
Total notes payable	$13
11. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation in the ordinary course of business. The Company intends to vigorously defend itself in such matters and management, based upon the advice of legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of December 31, 2024 and 2023, the Company did not record liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable attributable to the Americas reportable segment were as follows:

	Net sales			Accounts receivable
	Year Ended December 31,			December 31,
	2024	2023	2022	2024	2023
Customer A	25%	30%	30%	13%	13%
Customer B	23%	23%	24%	17%	23%

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO. The same customer also vested in 100,000 restricted stock awards during the period ended March 31, 2023 as discussed in Note 10, Stockholders' Equity. The customer continues to hold less than 5% ownership in the Company as of December 31, 2024.
In 2023, the Company agreed to start to discontinue the private label coconut water and coconut oil supply relationship with one of the significant customers as the terms required to retain the business were contrary to the long term margin targets. However, at the request of this customer, the supply relationship continued for a significant portion of their private label coconut water needs in 2024. The Company expects the number of regions that the Company services for private label to decrease in 2025.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Year Ended December 31,
	2024	2023
Supplier A	18%	22%
Supplier B	15%	13%
12. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sale transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of December 31, 2024 and December 31, 2023, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges, and therefore all changes in fair value were immediately recognized in earnings.
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
The notional amount and fair value of all outstanding derivative instruments in the consolidated balance sheets consist of the following at:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

December 31, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay EUR	$9,060	$458	Derivative assets
Receive USD/pay GBP	26,303	464	Derivative assets
Receive USD/pay CAD	$8,486	$460	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$28,066	$(623)	Derivative liabilities
Receive BRL/sell USD	35,443	(6,272)	Derivative liabilities

December 31, 2023
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$62,253	$3,876	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$21,971	$(285)	Derivative liabilities
Receive USD/pay EUR	5,627	(90)	Derivative liabilities
Receive USD/pay GBP	$23,512	$(749)	Derivative liabilities
Receive USD/pay CAD	7,666	(89)	Derivative liabilities
The amount of realized and unrealized gains and losses and consolidated statements of operations and comprehensive income location of the derivative instruments as of December 31, 2024 and 2023 are as follows:

	2024	2023	2022
Unrealized gain (loss) on derivative instruments	$(8,176)	$(872)	$6,606
Foreign currency gain (loss)	$(1,067)	$5,697	$2,682
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at December 31, 2024 and 2023, is as follows:

	Level 1	Level 2 Forward Currency Swaps/Contracts	Level 3 Contingent consideration liability	Total
December 31, 2024	$—	$(5,513)	$—	$(5,513)
December 31, 2023	$—	$2,663	$—	$2,663
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
`14. STOCKHOLDERS’ EQUITY
Common Stock—Each share of common stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s board of directors (the "Board").

In May 2023, 5,000,000 of the Company’s common stock were sold by Verlinvest Beverages SA (the “Selling Stockholder”) at $23.00 per share (the “Closing”) pursuant to an underwriting agreement (the “May Underwriting Agreement”). Additionally, under the May Underwriting Agreement, the Selling Stockholder granted the underwriters an option exercisable to purchase up to an additional 750,000 shares from the Selling Shareholder at the public offering price which was exercised in full prior to the Closing. In November 2023, the Selling Stockholder sold an additional 4,000,000 shares of the Company’s common stock at $27.61 per share pursuant to an underwriting agreement (the “November Underwriting Agreement”). The Company did not receive proceeds from the sale of the shares under the May Underwriting Agreement or the November Underwriting Agreement. For the year ended December 31, 2023, the Company recorded $1,525 of administrative expenses related to the May and November Underwriting Agreements, net of legal fee waiver of $140 related to May 2023 secondary offering. These administrative expenses are included in Selling, general, and administrative expenses ("SG&A") in the consolidated statement of operations. Additionally, the Selling Stockholder provided additional waiver of legal fees of $324 related to November 2023 secondary offering for the year ended December 31, 2024.
Treasury Stock - As of December 31, 2024 and 2023, the Company held 6,740,446 and 6,236,200 shares in treasury stock. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within this Note 14.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

On October 30, 2023, the Board approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40,000 of the Company's common stock. Shares of the Company's common stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of the Company's common stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of the Company's common stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 504,246 shares under this program at a cost of $12,030 during the year ended December 31, 2024. The Company repurchased 30,000 shares under this program at a cost of $773 during the year ended December 31, 2023
Stock-based Compensation—The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of (i) the total then outstanding shares of common shares and (ii) all available stock option (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company may grant employees, directors, and consultants stock options and restricted stock awards and has the authority to establish the specific terms of each award, including exercise price, expiration, and vesting. Currently, only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan must contain exercise prices no less than the fair value of the Company’s common stock on the date of grant and have a ten-year contractual term.
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the 2014 Plan. The maximum number of shares of the Company's common stock available for issuance under the 2021 Plan is equal to the sum of (i) 3,431,312 shares of the Company's common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options, or ISOs. The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, other incentive awards, SARs, and cash awards. Stock options, restricted stock, and RSU's were granted under 2021 Plan. As of December 31, 2024, there were 3,254,762 shares of the Company's common stock reserved for future issuance pursuant to the 2021 Plan.
The Company recognized stock-based compensation expense of $8,771, $7,805 and $6,134 for the years ended December 31, 2024, 2023 and 2022, respectively in selling, general, and administrative expenses. The Company also recognized a reduction of revenue of $151, $1,323 and $1,250 for the years ended December 31, 2024, 2023 and 2022 related to stock-based compensation awards granted to entities affiliated with a major customer that was accounted for as a stock-based sales incentive. The total impact to additional paid-in capital related to stock-based compensation arrangements in 2024 and 2023 were $8,922 and $9,128, respectively.
Stock Option Awards with Service-based Vesting Conditions
Most stock option awards granted under the 2014 and 2021 Plans vest based on the continuous service. The stock options awarded to the employees have different vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the year ended December 31, 2024:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2023	3,298,006	$12.23
Granted	168,076	$26.18
Exercised	343,069	$10.92
Forfeited or expired	68,953	$12.33
Outstanding—December 31, 2024	3,054,060	$13.14	6.1	72,588
Exercisable—December 31, 2024	2,261,544	$11.66	5.6	57,110
The weighted average grant-date fair value of the service-based stock option awards granted during the years ended December 31, 2024 and 2023 was $10.52 per option and $7.29 per option, respectively. The aggregate intrinsic value of service-based stock options exercised was $8,921 and $10,826 for the years ended December 31, 2024 and 2023, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The fair value of the service-based stock options granted in 2024 and 2023 pursuant to the Stock Option Plan was estimated on a grant or on a modification date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2024	2023
Weighted average expected term	6.25 years	6.22 years
Weighted average expected volatility	32%	35%
Weighted average risk-free interest rate	4.00%	4.00%
Weighted average expected dividend yield	0%	0%

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
Fair Value of Common Stock— For stock awards granted subsequent to the IPO, the fair value of the Company's common stock assumed for the grant date fair value of the awards will be based on the closing price of the Company's common stock as reported on the day of grant. Prior to the IPO in October 2021, because there has been no public market for the Company’s common stock, the Board has determined the estimated fair value of the Company's common stock at the time of grant of options by considering valuations performed by an independent third-party valuation specialist, which considers a number of objective and subjective factors including valuations of comparable companies, operating and

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

financial performance, the lack of liquidity of capital stock, the likelihood of achieving an initial public offering and general and industry specific economic outlook. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The third-party common stock valuations were prepared using a combination of the income approach and market approach.
As of December 31, 2024, there was $2,103 of total unrecognized compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average service period of 1.8 years.
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
During the years ended December 31, 2024 and December 31, 2023, there were no modifications to these awards. During the year ended December 31, 2022, certain awards that contained a performance-based vesting condition were modified. The modification adjusted the performance condition to allow for 50% of the performance awards to meet the criteria to vest, and no other terms were modified. Since it did not affect any terms that would affect the fair value, and only the number of awards, it is considered an improbable-to-probable modification. The impact of the modification was not material.
The following table summarizes the stock option activity during the year ended December 31, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2023	1,144,436	$12.60
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding—December 31, 2024	1,144,436	$12.60	6.1	$27,817
Exercisable—December 31, 2024	653,609	$10.18	4.8	$17,472
.
The fair value of the awards with performance-based vesting conditions was estimated using the Black-Scholes option-pricing model used for the Company’s service-based stock options and assumed that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company did not grant any performance based options for the year ended December 31, 2024.
The Company uses Black-Scholes option-pricing model to assess the fair value of the awards with performance-based vesting conditions pursuant to the 2021 Plan. There were no performance based options grants for the year ended December 31, 2024.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

As of December 31, 2024, total unrecognized compensation cost related to the unvested stock option awards containing performance conditions was $1,525, which is expected to be recognized over the period of approximately 1.0 years.
Service & Performance Based Restricted Stock Awards ("RSUs")
RSUs were granted under the 2021 Plan. and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the twelve months ended December 31, 2024, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets. The following table summarizes the restricted stock and RSU activity for the year ended December 31, 2024:

	Number of service based Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value (service based)	Number of performance based Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value (performance based)
Non-vested - December 31, 2023	628,129	$13.89	17,742	$16.91
Granted	266,514	26.57	58,365	26.18
Vested	223,729	16.13	—	—
Forfeited/Cancelled	36,111	18.23	1,528	26.18
Non-vested - December 31, 2024	634,803	$19.99	74,579	$23.97

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

The aggregate grant date fair value of service and performance based RSUs granted during 2024 and 2023 was $8,609 and $4,169, respectively. At December 31, 2024, there was $5,886 of unrecognized stock compensation expense related to non-vested service-based RSUs, which is expected to be recognized over a weighted average period of 1.9 years. At December 31, 2024, there was $1,196 of unrecognized stock compensation expense related to non-vested performance based RSUs, which is expected to be recognized over a weighted average period of 2.1 years. At December 31, 2023, there was $5,259 of unrecognized stock compensation expense related to non-vested service-based RSUs, which is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2023, there was $219 of unrecognized stock compensation expense related to non-vested performance based RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
15. INCOME TAXES
The domestic and foreign components of the Company’s income before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$42,131	$31,614	$5,634
Foreign	28,657	26,306	5,207
Income before income taxes	$70,788	$57,920	$10,841
The income tax expense for the years ended December 31, 2024, 2023, and 2022 consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$6,055	$6,926	$3,654
State and local	3,050	1,911	1,477
Foreign	5,088	4,940	965
	14,193	13,777	6,096
Deferred
Federal	$166	$(2,044)	$(2,940)
State and local	192	(629)	(839)
Foreign	285	187	710
	643	(2,486)	(3,069)
Total	$14,836	$11,291	$3,027

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	2024	2023	2022
Income tax benefit using U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes. net of U.S. federal income tax benefit	3.6%	1.8%	4.7%
Global intangible low-taxed income	5.1%	5.1%	—%
Stock compensation	(2.0%)	(3.0%)	(3.9%)
Officer's compensation limitation	1.2%	1.1%	4.4%
Permanent differences	0.4%	0.5%	0.3%
Foreign rate differential	(1.0%)	(1.2%)	(2.9%)
Foreign derived intangible income	(1.0%)	(0.3%)	(3.6%)
Valuation allowance	(0.7%)	(0.4%)	5.4%
Tax credits	(5.2%)	(5.1%)	(0.6%)
Other	(0.4%)	—%	3.1%
Provision for income taxes	21.0%	19.5%	27.9%
Deferred tax assets and liabilities at December 31, 2024 and 2023, consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

	2024	2023
Deferred Tax Assets:
Inventory reserves	$601	$998
Reserves and accruals	1,150	2,315
Stock based compensation	6,268	5,159
Net operating loss carryforwards	3,577	4,469
Charitable contributions carryforward	—	2
Lease liability	291	394
Subtotal	11,887	13,337
Valuation allowance	(3,587)	(4,374)
Total deferred tax assets	8,300	8,963
Deferred Tax Liabilities:
Prepaid insurance	(273)	(339)
Intangibles	(1,509)	(1,528)
Right-of-use assets	(252)	(338)
Fixed assets	(329)	(115)
Other—Net	163	106
Total deferred tax liabilities	(2,200)	(2,214)
Net deferred tax assets (liability)	$6,100	$6,749
A valuation allowance of $3,587 and $4,374 was recorded against the non-US deferred tax asset balance as of December 31, 2024 and 2023, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024 and 2023, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the US deferred taxes are realizable. A valuation allowance has been established against the net operating loss carryforwards which have been generated by our foreign jurisdictions.
As of December 31, 2024 and 2023, the Company had no U.S. state and federal net operating loss carryforwards. As of December 31, 2024 and 2023, the Company had net operating loss carryforwards related to foreign operations of $18,309 and $21,548, respectively. These net operating loss carryforwards have various lives ranging from 10 years to indefinite carryforward periods.
A reconciliation of the beginning and ending amount of income tax uncertainties is as follows;

2024
Beginning balance as of January 1, 2024	$106
Reductions based on tax positions related to prior years	—
Additions based on tax positions related to current year	—
Ending balance as of December 31, 2024	$106
As of December 31, 2024 and 2023, there were $106 and $106 liabilities for income tax uncertainties recorded in the Company’s consolidated balance sheets. The Company recognized interest and penalties related to income tax uncertainties of $37 and $37 in its consolidated balance sheets for years ended December 31, 2024 and 2023, respectively. The Company is subject to income tax examinations by the IRS and various state and local jurisdictions for the open tax years between December 31, 2022 and December 31, 2024.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

As of December 31, 2024 and 2023, income taxes on undistributed earnings of the Company’s foreign subsidiaries have not been provided for as the Company plans to indefinitely reinvest these amounts. The cumulative undistributed foreign earnings were not material as of December 31, 2024 and 2023.
During 2021, the Finance Act 2021 (the "Finance Act") was enacted in the U.K. The Finance Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law by the Biden Administration, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax (“CAMT”) on global adjusted financial statement income and a 1% excise tax on share repurchases. On December 12, 2022, the European Union member states also reached an agreement to implement the Organization for Economic Cooperation and Development's ("OECD") reform of international taxation known as GloBE, which broadly mirrors the Inflation Reduction Act by imposing a 15% global minimum tax on multinational companies. The impact of these changes was not material as of December 31, 2024.
16. EARNINGS PER SHARE
Basic and diluted earnings per share is calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to The Vita Coco Company, Inc.	$55,952	$46,629	$7,814
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,729,370	56,427,890	55,732,619
Effect of conversion of stock options and RSU's	2,557,192	2,319,448	391,042
Weighted-average number of common shares used in earnings per share—diluted	59,286,562	58,747,338	56,123,661
Earnings per share—basic	$0.99	$0.83	$0.14
Earnings per share—diluted	$0.94	$0.79	$0.14
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options and restricted stock awards	210,933	310,953	1,880,904
17. EMPLOYEE BENEFIT PLAN
Employees of the Company may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company matches contributions up to 3% of each employee’s earnings, which vest over two years. Matching contributions were $845, $616 and $592 for the years ended December 31, 2024, 2023, and 2022, respectively.
18. SEGMENT REPORTING
The Company has two operating and reportable segments:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

•Americas—The Americas segment is comprised primarily of the U.S. and Canada and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s guayusa leaf products (Runa), aluminum bottle canned water (Ever & Ever), and protein infused fitness drink (PWR LIFT) are or were, in the case of Runa, marketed only in the Americas segment. As of December 2023, we ceased offering the Runa brand.
•International—The International segment is comprised primarily of Europe, Middle East, and Asia Pacific, which includes the Company’s procurement arm and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products, which in some cases may be shipped directly to customers outside of Asia Pacific regions.
The Company’s Chief Executive Officer is the chief operating decision maker ("CODM") and manages and allocates resources between the Americas and International segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Americas and International segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on net sales and gross profit. The CODM considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing.
All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of and for the years ended December 31, 2024, 2023, and 2022 is as follows:

	December 31, 2024
	Americas	International	Consolidated
Net sales	$442,343	$73,670	$516,013
Cost of goods sold	268,787	48,443	317,230
Gross profit	173,556	25,227	198,783
Total segment assets	241,894	120,487	362,381

	December 31, 2023
	Americas	International	Consolidated
Net sales	$430,245	$63,367	$493,612
Cost of goods sold	267,983	44,900	312,883
Gross profit	162,262	18,467	180,729
Total segment assets	209,984	75,698	285,682

	December 31, 2022
	Americas	International	Consolidated
Net sales	$373,622	$54,165	$427,787
Cost of goods sold	278,130	46,296	324,426
Gross profit	95,492	7,869	103,361
Total segment assets	156,588	41,169	197,757

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
Reconciliation	2024	2023	2022
Total gross profit	$198,783	$180,729	$103,361
Less:
Selling, general, and administrative expenses	124,963	124,236	100,306
Income from operations	73,820	56,493	3,055
Less:
Unrealized gain/(loss) on derivative instruments	(8,176)	(872)	6,606
Foreign currency gain/(loss)	(1,571)	(251)	1,387
Interest income	6,715	2,581	51
Interest expense	—	(31)	(258)
Income before income taxes	$70,788	$57,920	$10,841

Geographic Data:
The following table provides information related to the Company’s net revenues by country, which is presented on the basis of the location that revenue from customers is recorded:

Twelve Months Ended December 31,	2024	2023	2022
United States	$414,350	$401,974	$352,731
United Kingdom	53,276	44,330	36,648
All other countries(1)	48,387	47,308	38,408
Net sales	$516,013	$493,612	$427,787

(1)No individual country is greater than 10% of total net sales for the years ended December 31, 2024, 2023, and 2022.
The following table provides information related to the Company’s property and equipment, net by country:

	December 31, 2024	December 31, 2023
United States	$758	$729
Singapore	1,280	1,081
All other countries(1)	313	326
Property and equipment, net	$2,351	$2,136

(1)No individual country is greater than 10% of total property and equipment, net as of December 31, 2024 and 2023.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

19. RELATED-PARTY TRANSACTIONS
Director Nominee Agreements - On May 24, 2022, two members of the Board appointed as nominees under the Investor Rights Agreement by Verlinvest Beverages SA, a stockholder of the Company, entered into nominee agreements instructing the Company to pay all cash and equity compensation earned in connection with their board of director services to Verlinvest Beverages SA. Based on the aforementioned nominee agreements, RSUs granted to these two directors will be held by them as nominees for Verlinvest Beverages SA and, upon vesting of the RSUs, the shares will be transferred to Verlinvest Beverages SA. The nominee agreements are primarily between the directors and Verlinvest Beverages SA. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to these directors. As of December 31, 2024, there is only one active member of the Board that is subject to this nominee agreement.
Registration Rights and Underwriting Agreements - Under the Registration Rights agreement by and among the Company, Verlinvest Beverages SA ("Verlinvest") and certain other investors, in connection with each demand registration, piggyback or shelf offering, the Company agreed to reimburse the holders of registrable securities for the reasonable fees and disbursements of not more than one law firm. As part of the two secondary offerings during 2023, the Company also entered into underwriting agreements, to which Verlinvest was a party. In connection with the secondary share offerings by Verlinvest in May 2023 and November 2023, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel, and those expenses, in the amounts of $140 and $324, respectively, were not reimbursed by the Company.
Distribution Agreement with Stockholder – On October 1, 2019 the Company entered into a distribution agreement with one of its stockholders. The distribution agreement granted the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. During the year ended December 31, 2023, the stockholder's ownership in the Company became less than 5%. Additionally, the distribution agreement with this stockholder ended during 2024. Revenue recognized related to this distribution agreement was $1,642, $4,048, and $6,375 for the years ended December 31, 2024, 2023, and 2022, respectively. The amounts due from the stockholder in Accounts Receivable, net were $83 and $244 as of December 31, 2024 and 2023 respectively. There were $0 amounts payable to the stockholder in Accounts payable as of December 31, 2024 and 2023. Related to this distribution arrangement, the Company and the stockholder had a service agreement in which the Company shared in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $181, $151 and $234 for the years ended December 31, 2024, 2023, and 2022, respectively, in selling, general, and administrative expenses for this service agreement.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

20. ASSET HELD FOR SALE
The asset group held for sale consists of a farm in Ecuador which was the source of guayusa leaves for our Runa products. Because the Company was able to source guayusa through alternative means to produce the Runa products before the Company ceased offering this brand, as of September 30, 2022, the Company committed to a plan for disposal through sale. The Company performed a fair value assessment on the asset group held for sale consisting of land, a production plant, equipment and inventory. The Company obtained a valuation of the assets and adjusted the carrying amount down to their fair value less costs to sell, which resulted in a $619 impairment loss recorded in SG&A during the third quarter of 2022. These assets held for sale did not qualify for discontinued operations reporting. As of September 30, 2023, since the asset had been held for sale beyond one year, the Company has reclassified it as held and used within property, plant and equipment and remeasured it at its fair value of $140, which resulted in an additional $363 impairment loss. The remaining carrying amount was $0 as of December 31, 2024 and December 31, 2023.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
In August 2024, the Company signed a lease agreement for a new office in New York, New York. The operating lease will commence in fiscal year 2025, ending in 2034 with an option to extend for an additional two years. Total undiscounted future payments for this new office lease are $15,766. Additionally, upon signing the agreement, the Company was required to establish a letter of credit of $920 which may be used in case of delinquency. As of December 31, 2024, the Company accounted for the letter of credit for $920 as restricted cash included in Prepaid and other current assets on the consolidated balance sheet. In addition, the Company signed a lease agreement for a new office in London, United Kingdom. The operating lease will commence in fiscal year 2025, ending in 2030. Total undiscounted future payments for this new office lease are $1,554. Additionally, the Company agreed to establish a security deposit of $109, which is refundable at the end of the lease period.
The Company also maintains additional leases for office space and equipment in London and Singapore, which are operating leases. On March 31, 2022, the Company renewed the lease for the Singapore office, extending it through June 30, 2025, which is reflected in the lease term.
As of December 31, 2024, the Company did not have any additional operating leases that have not yet commenced with future undiscounted lease payments.
The components of lease cost, which are included within operating expenses in the accompanying consolidated statements of operations, are summarized in the following table (in thousands). Any variable lease costs are immaterial.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$1,038	$1,102

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of December 31, 2024	As of December 31, 2023

Noncurrent assets:
Operating lease right-of-use assets	Right-of-use assets	$385	$1,406

Current liabilities:
Current portion of operating lease liabilities	Accrued expenses	$422	$1,189

Noncurrent liabilities:
Non-current portion of operating lease liabilities	Other long-term Liabilities	$—	$438

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of December 31, 2024:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

As of December 31, 2024
Weighted-average remaining lease terms	0.36
Weighted average discount rate	2.2%

The following table summarizes supplemental cash flow information for the Company’s operating leases:

As of December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,222

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024:

Year ending December 31,	Maturity of Lease Payments
2025	$438
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments	$438
Less: imputed interest	(16)
Total lease liabilities	$422

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Amounts in thousands, except for share and per share data)

22. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in the consolidated statements of operations.

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. It is anticipated that Coco Ventures will initially purchase coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $0.6 million to be paid in cash within one year. The Company will record the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment will be accounted using the equity method of accounting in accordance with ASC 323. As of December 31, 2024, Coco Ventures Limited had not completed any activity and had no operations.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended December 31, 2024:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
The Michael Kirban 2010 Trust	A trust for the children of Michael Kirban (Executive Chairman)	Adoption	December 13, 2024	March 14, 2025 to March 31, 2026	Up to 100,000 shares of Common Stock
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
See the listing of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of The Vita Coco Company, Inc.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws of The Vita Coco Company, Inc.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2	Description of Capital Stock.	10-K	001-40950	4.2	3/14/23
4.3+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.4+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.5	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1+	Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of January 11, 2021.	S-1	333-259825	10.1	9/27/21
10.2+	Second Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of May 21, 2021.	S-1	333-259825	10.2	9/27/21
10.3+	Third Amendment to Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of November 2, 2021.	10-K	001-10950	10.3	3/14/22
10.4+	Fourth Amendment to the Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of December 5, 2022.	10-K	001-40950	10.4	3/14/23
10.5+	Fifth Amendment to the Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of February 14, 2025.					*
10.6†	All Market Inc. 2014 Stock Option And Restricted Stock Plan.	S-1/A	333-259825	10.3	10/12/21
10.7†	The Vita Coco Company, Inc. 2021 Incentive Award Plan.	10-K	001-40950	10.5	3/14/22
10.8†	The Vita Coco Company, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259825	10.5	10/12/21
10.9†	Form of Stock Option Grant Notice	10-K	001-40950	10.7	3/14/22
10.10†	Form of Restricted Stock Grant Notice	10-K	001-40950	10.8	3/14/22

10.11†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated October 20, 2021.	10-Q	001-40950	10.5	11/17/21
10.12†	First Amendment to Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, effective as of May 2, 2022.	10-Q	001-40950	10.1	11/10/22
10.13†	Second Amendment to Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated March 4, 2024.	10-Q	001-40950	10.1	05/02/2024
10.14†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Martin Roper, dated October 20, 2021.	10-Q	001-40950	10.6	11/17/21
10.15†	The Vita Coco Company, Inc. Non-Employee Director Compensation Policy.					*
10.16†	Form of Indemnification Agreement.	S-1/A	333-259825	10.7	10/12/21
10.17+†	Employment Agreement, by and between All Market Inc. and Jonathan Burth, dated as of February 10, 2020.	S-1	333-259825	10.10	9/27/21
10.18+†	Employment Agreement, by and between All Market Inc. and Charles Van Es, dated as of February 10, 2020.	S-1	333-259825	10.12	9/27/21
10.19+†	Employment Agreement, by and between All Market Inc. and Jane Prior, dated as of February 10, 2020.	S-1	333-259825	10.13	9/27/21
10.20+†	Employment Agreement, by and between The Vita Coco Company, Inc., and Corey Baker, dated as of March 7, 2023	10-Q	001-40950	10.1	5/5/23
10.21+X	Manufacturing and Purchasing Agreement, by and among Century Agriculture Corporation and All Market Singapore Pte. Ltd., dated as of September 17, 2012.	S-1	333-259825	10.14	9/27/21
10.22+X	Manufacturing and Purchasing Agreement, by and among Fresh Fruit Ingredients, Inc. and All Market, Inc., dated as of April 8, 2010.	S-1	333-259825	10.15	9/27/21
10.23+X	Manufacturing and Purchasing Agreement, by and among Century Pacific Food, Inc. and All Market Singapore Pte. Ltd., dated March 8, 2024.	10-Q	001-40950	10.2	05/02/2024
10.24+X	Co-Manufacturing and Purchasing Agreement, by and among Axelum Resources Corp. and All Market Singapore Pte. Ltd., dated as of April 18, 2024.	10-Q	001-40950	10.1	08/01/2024
19.1	The Vita Coco Company, Inc. Insider Trading Policy					*
21.1	List of Subsidiaries of The Vita Coco Company, Inc.					*
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**

32.2	Section 1350 Certification of Chief Financial Officer.	**
97.1	The Vita Coco Company, Inc. Clawback Policy	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
X	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: February 26, 2025	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Martin Roper	Chief Executive Officer and Director	February 26, 2025
Martin Roper	(Principal Executive Officer)

/s/ Corey Baker	Chief Financial Officer	February 26, 2025
Corey Baker	(Principal Financial and Accounting Officer)

/s/ Michael Kirban	Chairman and Director	February 26, 2025
Michael Kirban

/s/ Aishetu Fatima Dozie	Director	February 26, 2025
Aishetu Fatima Dozie

/s/ John Leahy	Director	February 26, 2025
John Leahy

/s/ Ira Liran	Director	February 26, 2025
Ira Liran

/s/ Eric Melloul	Director	February 26, 2025
Eric Melloul

/s/ Jane Morreau	Director	February 26, 2025
Jane Morreau

/s/ Kenneth Sadowsky	Director	February 26, 2025
Kenneth Sadowsky

/s/ John Zupo	Director	February 26, 2025
John Zupo