Form 10-Q
period 2025-03-31
Vita Coco Company, Inc.
filed 2025-04-30
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, there were 56,733,572 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$153,608	$164,669
Accounts receivable, net of allowance of $2,804 at March 31, 2025, and $2,255 at December 31, 2024	76,759	63,450
Inventory	88,335	83,600
Supplier advances, current	1,124	954
Derivative assets	459	1,382
Prepaid expenses and other current assets	31,197	27,236
Total current assets	351,482	341,291
Property and equipment, net	2,710	2,351
Goodwill	7,791	7,791
Supplier advances, long-term	2,217	2,254
Deferred tax assets, net	6,099	6,100
Right-of-use assets, net	11,028	385
Other assets	2,642	2,209
Total assets	$383,969	$362,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,627	$30,758
Accrued expenses and other current liabilities	67,573	65,603
Notes payable, current	10	10
Derivative liabilities	3,155	6,895
Total current liabilities	93,365	103,266
Notes payable, long-term	—	3
Operating lease liability, long-term	12,583	—
Other long-term liabilities	163	295
Total liabilities	106,111	103,564
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,807,719 and 63,702,387 shares issued at March 31, 2025 and December 31, 2024, respectively 57,018,300 and 56,961,941 shares outstanding at March 31, 2025 and December 31, 2024, respectively	638	637
Additional paid-in capital	175,241	174,077
Retained earnings	175,576	156,694
Accumulated other comprehensive loss	(365)	(860)
Treasury stock, 6,789,419 shares at cost as of March 31, 2025, and 6,740,446 shares at cost as of December 31, 2024.	(73,232)	(71,731)
Total stockholders’ equity	277,858	258,817
Total liabilities and stockholders’ equity	$383,969	$362,381
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$130,921	$111,698
Cost of goods sold	82,836	64,521
Gross profit	48,085	47,177
Operating expenses
Selling, general and administrative	28,792	28,218
Income from operations	19,293	18,959
Other income (expense)
Unrealized gain/(loss) on derivative instruments	2,817	(2,525)
Foreign currency gain	580	58
Interest income	1,518	1,523
Other income	155	—
Total other income (expense)	5,070	(944)
Income before income taxes	24,363	18,015
Income tax expense	5,481	3,777
Net income	$18,882	$14,238

Other comprehensive income (loss)
Foreign currency translation adjustment	495	(12)
Total comprehensive income attributable to The Vita Coco Company, Inc.	$19,377	$14,226

Net income per common share
Basic	$0.33	$0.25
Diluted	$0.31	$0.24
Weighted-average number of common shares outstanding
Basic	56,994,146	56,589,565
Diluted	59,975,827	58,746,631
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	14,238	—	—	—	14,238
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	391,544	(9,235)	(9,235)
Stock-based compensation	—	—	—	—	—	—	2,109	—	—	—	—	2,109
Exercise of stock awards	176,284	2	—	—	176,284	2	151	—	—	—	—	153
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at March 31, 2024	55,198,632	552	8,113,105	81	63,311,737	633	163,674	114,980	(661)	6,627,744	(68,936)	209,690

Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	18,882	—	—	—	18,882
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	48,973	(1,501)	(1,501)
Stock-based compensation	—	—	—	—	—	—	2,186	—	—	—	—	2,186
Exercise of stock awards	105,332	1	—	—	105,332	1	(1,022)	—	—	—	—	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	495	—	—	495
Balance at March 31, 2025	55,694,614	$557	8,113,105	$81	63,807,719	$638	$175,241	$175,576	$(365)	6,789,419	$(73,232)	$277,858
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$18,882	$14,238
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	202	162
(Gain)/loss on disposal of equipment	—	13
Bad debt expense	434	517
Unrealized (gain)/loss on derivative instruments	(2,817)	2,525
Stock-based compensation	2,186	2,109
Noncash lease expense	504	254
Changes in operating assets and liabilities:
Accounts receivable	(13,150)	(8,463)
Inventory	(4,508)	(6,068)
Prepaid expenses, net supplier advances, and other assets	(2,583)	(1,442)
Accounts payable, accrued expenses, and other liabilities	(8,950)	(4,112)
Net cash used in operating activities	(9,800)	(267)
Cash flows from investing activities:
Cash paid for property and equipment	(559)	(124)
Net cash used in investing activities	(559)	(124)
Cash flows from financing activities:
Proceeds from exercise of stock awards	404	153
Cash paid on notes payable	(2)	(4)
Cash paid to acquire treasury stock	(1,501)	(9,235)
Net cash used in financing activities	(1,099)	(9,086)
Effects of exchange rate changes on cash and cash equivalents	401	(80)
Net increase/(decrease) in cash and cash equivalents	(11,057)	(9,557)
Cash, cash equivalents and restricted cash at beginning of the period (1)	165,933	132,867
Cash, cash equivalents and restricted cash at end of the period (1)	$154,876	$123,310
1Includes $1,268 and $332 of restricted cash as of March 31, 2025 and 2024, respectively, that were included in other current assets.
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands, predominantly in the United States. Other products include coconut milk, coconut oil, water (under the brand name Ever & Ever), protein infused fitness drinks (under the brand name PWR LIFT), and other revenue transactions (e.g., bulk product sales). The Company completed an initial public offering (the "IPO") of its Common Stock in October 2021.
We are a public benefit corporation under Section 362 of the Delaware General Corporation Law. As a public benefit corporation, our Board of Directors (the "Board") is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct and the specific public benefits identified in our certificate of incorporation.
The Company has ten wholly-owned subsidiaries, including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, All Market Europe, Ltd. (“AME”) in the United Kingdom established in 2009, and one subsidiary in Germany established during 2024. Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. See Note 16, Joint Venture, for further details.
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. The condensed consolidated balance sheet as of March 31, 2025 is unaudited and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2024.
During the three months ended March 31, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. GAAP.
Principles of Consolidation
The condensed consolidated financial statements include all the accounts of the wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Additionally, uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts, as well as recently imposed tariffs) and the high interest rate and inflationary cost environment make estimates and assumptions difficult to calculate with precision. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, determining the accounts receivables reserve, assessing goodwill for impairment, determining the value of trade promotions, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers, for which two customers in aggregate represented 45% and 47% of total net sales for the three months ended March 31, 2025 and 2024, respectively. In addition, the two customers in aggregate also accounted for 36% and 30% of total accounts receivable as of March 31, 2025 and December 31, 2024, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on the Company's major customers.
Recently Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standards Codification ("ASC") - Topic 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard for the year ended December 31, 2024. The adoption of the standard did not have a material impact on the Company’s condensed consolidated statements of operations and disclosures.

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires expenses in the consolidated statement of operations to be disaggregated into functional categories and separate significant individual expense items that are material to the understanding of the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued ASU 2025-01, which clarified the adoption date to include interim periods with annual reporting periods after December 31, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial statements.
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
•Other—This product category consists of all other products, which includes Vita Coco product extensions beyond coconut water, consisting of coconut milk products, including Vita Coco Treats; Ever & Ever and PWR LIFT product offerings; Vita Coco coconut oil sold internationally; and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
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

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended March 31, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$86,118	$13,177	$99,295
Private Label	21,197	4,759	25,956
Other	5,285	385	5,670
Total	$112,600	$18,321	$130,921

	Three Months Ended March 31, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$69,522	$9,665	$79,187
Private Label	24,273	5,152	29,425
Other	2,296	790	3,086
Total	$96,091	$15,607	$111,698

4. INVENTORY
Inventory consists of the following:

	March 31, 2025	December 31, 2024
Raw materials and packaging	$3,139	$3,536
Finished goods	85,196	80,064
Inventory	$88,335	$83,600
5. GOODWILL
Goodwill consists of the following:

	March 31, 2025	December 31, 2024
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with an acquisition in June 2018. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since acquisition in accordance with ASC topic 350 - Intangibles, Goodwill & Other.
6. DEBT
The table below details the outstanding balances on the Company’s debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Notes payable
Vehicle loans	10	13
	$10	$13
Current	10	10
Non-current	$—	3
2020 Credit Facility
In May 2020, the Company entered into a five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which provides for committed borrowings of $60,000 (the "2020 Credit Facility"). During the three months ended March 31, 2025, the 2020 Credit Facility was amended, extending the maturity date five years to February 13, 2030.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company was subject to unused commitment fees ranging from 0.10% and 0.20% on the unused amount of the line of credit in the year ended December 31, 2024, with the rate based on the Company’s leverage ratio (as defined in the credit agreement). Starting February 14, 2025, the effective date of the amendment, the unused commitment fees ranges from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
As of March 31, 2025 and December 31, 2024, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility. The Company incurred no interest expense for the 2020 Credit Facility for the three months ended March 31, 2025 and March 31, 2024, respectively. The unused commitment fee for the

2020 Credit Facility amounted to $17 and $15 for the three months ended March 31, 2025 and March 31, 2024, respectively.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of March 31, 2025, the Company was in compliance with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of March 31, 2025 was less than $100.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of March 31, 2025 and December 31, 2024, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	19%	25%	13%	13%
Customer B	26%	22%	23%	17%
Net sales include branded and private label products. One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO. As discussed in Note 11, Stock-Based Compensation, the same customer also was granted 200,000 restricted stock awards at the time of the IPO, of which 100,000 vested on March 31, 2023 and 100,000 vested on March 31, 2024. The customer advised the Company that as of March 31, 2025, it had monetized its investment in the Company .
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Three Months Ended March 31,
	2025	2024
Supplier A	14%	24%
Supplier B	14%	14%
Supplier C	16%	9%

8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of March 31, 2025 and December 31, 2024, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay CAD	$8,208	$355	Derivative assets
Receive USD/pay EUR	14,041	104	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive BRL/sell USD	$35,843	$(2,207)	Derivative liabilities
Receive USD/pay GBP	27,741	(488)	Derivative liabilities
Receive THB/sell USD	23,916	(346)	Derivative liabilities
Receive USD/sell THB	7,609	(41)	Derivative liabilities
Receive EUR/pay USD	3,655	(73)	Derivative liabilities

December 31, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay EUR	$9,060	$458	Derivative assets
Receive USD/pay GBP	26,303	464	Derivative assets
Receive USD/pay CAD	8,486	460	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$28,066	$(623)	Derivative liabilities
Receive BRL/sell USD	35,443	(6,272)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Unrealized gain/(loss) on derivative instruments	$2,817	$(2,525)
Foreign currency gain / (loss)	$(1,332)	$607
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

The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
March 31, 2025	$—	$(2,696)	$—	$(2,696)
December 31, 2024	$—	$(5,513)	$—	$(5,513)
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board.
As of March 31, 2025 and December 31, 2024, the Company held 6,789,419 and 6,740,446 shares, respectively, in treasury stock. As of March 31, 2025 and December 31, 2024, the Company had 2,822,547 and 3,254,762 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $40,000 of Common Stock. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 48,973 shares under the Repurchase Program at a cost of $1,501 during the three months ended March 31, 2025. The Company repurchased 504,246 shares under the Repurchase Program at a cost of $12,030 during the year ended December 31, 2024. As of March 31, 2025, the Company had $25,695 remaining under the Repurchase Program.
11. STOCK-BASED COMPENSATION
The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of: (i) the total then outstanding shares of common shares; and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company may grant employees, directors and consultants stock options and restricted stock awards and has the authority to establish the specific terms of each award, including exercise price, expiration and vesting. Currently, only stock options were granted under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of Common Stock on the date of grant and have a ten-year contractual term.
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), dividend equivalents, stock payments, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. For the year beginning January 1, 2025, the Board elected not to increase the shares available for the 2021 Plan. As of March 31, 2025, only stock options, RSUs, and PSUs have been granted under the 2021 Plan.
For the three months ended March 31, 2025 and 2024, the Company recorded stock compensation costs totaling:

	Three months ended March 31,
	2025	2024
Reduction in revenue (1)	$—	$151
Selling, general & administrative expenses	$2,186	$1,958
Total stock compensation expense	$2,186	$2,109
(1) The cost recognized as a reduction in revenue is related to the RSUs previously granted to a major customer based on guidance in ASC 606 as stock based sales incentive. These awards are shares of restricted Common Stock valued at $3,000 granted at the time of the IPO to an entity affiliated with a significant customer, at a price per share granted at the IPO of $15.00, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement had not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. The remaining 50% were released on March 31, 2024.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the three months ended March 31, 2025:

Number of Stock Options

Outstanding—December 31, 2024	3,054,060
Granted	201,100
Exercised	38,785
Forfeited or expired	10,453
Outstanding—March 31, 2025	3,205,922
Exercisable—March 31, 2025	2,438,867
The fair value of the service-based stock options granted in 2025 and 2024 pursuant to the 2021 Plan was estimated on a grant or on a modification date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2025	2024
Weighted average expected term	6.25 years	6.25 years
Weighted average expected volatility	31%	32%
Weighted average risk-free interest rate	4.10%	4.00%
Weighted average expected dividend yield	0%	0%

Option Awards with Performance and Market-based Vesting Conditions
The Company also has outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and Adjusted EBITDA targets. There were no new stock option awards granted during the three months ended March 31, 2025 with performance-based vesting conditions.

Service-based and Performance-based Restricted Stock
RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the three months ended March 31, 2025 and March 31, 2024, the Company also granted PSUs, which are subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets. The following table summarizes the RSU and PSU activity for the three months ended March 31, 2025:

	Number of RSU Awards	Number of PSU Awards
Non-vested -December 31, 2024	634,803	74,579
Granted	183,504	71,140
Vested	108,620	—
Forfeited/Cancelled	13,823	1,528
Non-vested - March 31, 2025	695,864	144,191
12. INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $5,481 and $3,777, respectively, in its condensed consolidated statements of operations.

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

As of March 31, 2025 and December 31, 2024, there was a $106 liability for income tax uncertainties recorded in the Company's condensed consolidated balance sheet and consolidated balance sheet, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized no interest and penalties related to income tax uncertainties in its condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2023.

13. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2025	2024
Numerator:

Net income	$18,882	$14,238
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,994,146	56,589,565
Effect of conversion of stock options	2,981,681	2,157,066
Weighted-average number of common shares used in earnings per share—diluted	59,975,827	58,746,631
Earnings per share—basic	$0.33	$0.25
Earnings per share—diluted	$0.31	$0.24
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended March 31,
	2025	2024
Options to purchase Common Stock and RSUs	169,720	301,813
14. SEGMENT REPORTING
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
•International—The International segment is comprised primarily of Europe, the Middle East, and Asia Pacific. Asia Pacific includes the Company’s procurement arm and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products, including product that is shipped directly to customers outside of Asia Pacific regions.
All intercompany transactions between the segments have been eliminated.
The Company’s CEO is the chief operating decision maker ("CODM") and manages and allocates resources between the Americas and International segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Americas and International segment for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM evaluates segment business performance based primarily on net sales and gross profit. The CODM considers budget-to-actual variances on a monthly basis for both measures when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing.

Information about the Company’s operations by operating segment as of and for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Net sales	$130,921	$111,698
Americas	112,600	96,091
International	18,321	15,607
Cost of goods sold	$82,836	$64,521
Americas	70,288	55,219
International	12,548	9,302
Gross profit	$48,085	$47,177
Americas	42,312	40,872
International	5,773	6,305

	As of March 31,	As of December 31,
	2025	2024
Total segment assets	$383,969	$362,381
Americas	263,681	241,894
International	120,288	120,487

	Three Months Ended March 31,
Reconciliation:	2025	2024
Total gross profit	$48,085	$47,177
Less:
Selling, general, and administrative expenses	28,792	28,218
Income from operations	$19,293	$18,959
Less:
Unrealized gain/(loss) on derivative instruments	2,817	(2,525)
Foreign currency gain	580	58
Interest income	1,518	1,523
Other income	155	—
Income before income taxes	$24,363	$18,015

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

	Three Months Ended March 31,
	2025	2024
United States	$105,106	$90,153
United Kingdom	13,130	11,221
All other countries(1)	12,685	10,324
Net sales	$130,921	$111,698
___________

(1)	No individual country is greater than 10% of total net sales for the three months ended March 31, 2025 and 2024.
The following table provides information related to the Company’s property and equipment, net by country:

	March 31, 2025	December 31, 2024
Singapore	$1,301	$1,280
United States	$848	$758
United Kingdom	420	173
All other countries(1)	141	140
Property and equipment, net	$2,710	$2,351
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of March 31, 2025 and December 31, 2024.
15. RELATED-PARTY TRANSACTIONS
Director Nominee Agreement - On May 24, 2022, a member of the Board appointed as a nominee under the Investor Rights Agreement by Verlinvest Beverages SA ("Verlinvest"), a stockholder of the Company, entered into a nominee agreement instructing the Company to pay all cash and equity compensation earned in connection with his board of director service to Verlinvest. Based on the aforementioned nominee agreement, RSUs granted to this director will be held by him as a nominee for Verlinvest and, upon vesting of the RSUs, the shares will be transferred to Verlinvest. The nominee agreement is primarily between the director and Verlinvest. The Company is a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to this director.
Registration Rights and Underwriting Agreements - Under the Registration Rights agreement by and among the Company, Verlinvest, and certain other investors, in connection with each demand registration, piggyback or shelf offering, the Company agreed to reimburse the holders of registrable securities for the reasonable fees and disbursements of not more than one law firm. As part of the two secondary offerings during 2023, the Company also entered into underwriting agreements, to which Verlinvest was a party. In connection with the secondary share offering by Verlinvest in May 2023, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel in the fourth quarter of 2023, and those expenses, in the amount of $140, were not reimbursed by the Company. In connection with the secondary share offering by Verlinvest in November 2023, in April 2024, Verlinvest agreed to waive its right to reimbursement of legal fees for its counsel, and those expenses, in the amount of $324, were not reimbursed by the Company.

16. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in the condensed consolidated statements of operations.

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. It is anticipated that Coco Ventures Limited will initially purchase coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585 to be paid in cash within one year. The Company will record the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment will be accounted using the equity method of accounting in accordance with ASC 323. During the three months ended March 31, 2025, the Company contributed $104 as a part of initial capital funding. As of March 31, 2025, Coco Ventures Limited commenced operations.
17. LEASES
In August 2024, the Company signed a lease agreement for a new office in New York, NY. The Company's existing New York office lease expires on April 30, 2025. The operating lease commenced on January 1, 2025, ending in December 2034, with an option to extend for an additional two years. The Company recognized right-of-use assets and lease liabilities of $10,002 and $11,692, respectively, on the Company’s condensed consolidated balance sheet as of March 31, 2025. Additionally, upon signing the agreement, the Company was required to establish a line of credit of $920 as a security deposit which may be used in case of delinquency. The Company established the letter of credit and accounted $920 as restricted cash. In addition, in November, 2024, the Company signed a lease agreement for a new office in London, United Kingdom. The operating lease commenced on January 2, 2025 and terminates in December 2030. The Company recognized right-of-use assets and lease liabilities of $1,140 and $1,252 respectively, on the Company’s condensed consolidated balance sheet as of March 31, 2025.

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of March 31, 2025	As of December 31, 2024
Operating lease right-of-use assets	Right-of-use assets	$11,028	$385
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$581	$422
Non-current portion of operating lease liabilities	Operating lease liabilities, long-term	$12,583	$—
In April 2025, the Company signed an agreement for a new office in Singapore. The operating lease commences in April 2025, and terminates in June 2030. Total undiscounted future payments for this new office lease are $1,384. Additionally, the Company agreed to establish a security deposit of $184, which is refundable at the end of the lease period.

18. SUBSEQUENT EVENTS
On April 28, 2025, the Company's Board approved an additional $25,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $65,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program.
Beginning April 1, 2025 and through April 29, 2025, the Company repurchased 284,728 shares under the Repurchase Program at a cost of $8,552. On a year to date basis through April 29, 2025, the Company repurchased a total of 333,701 shares at a cost of $10,053 and had $42,144 remaining under the Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed with the Securities and Exchange Commission ("SEC") on February 26, 2025 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and other factors set forth in the Form 10-K and Quarterly Reports on Form 10-Q.
Overview

The Vita Coco Company pioneered packaged coconut water in 2004 and have extended our business into other categories. Our mission is to deliver great tasting, natural and nutritious products that we believe are better for consumers and better for the world. We are one of the largest brands globally in the coconut and other plant waters category, and a large supplier of private label coconut water.

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

As of March 31, 2025, we source our coconut water from a diversified global network of 16 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in U.S., Canada, Mexico, and Europe to support local packaging and repacking of our products to better service our customers’ needs.

Vita Coco is available in over 35 countries, with our primary markets located in North America, the United Kingdom and Germany. Our primary markets for private label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and food service channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports and educational institutions.

Recent Events

During the first quarter of 2025, the U.S. government announced tariffs on certain imports, including imports from Mexico, and Canada. We currently believe that our production in Mexico and Canada is exempt from these tariffs under the United States-Mexico-Canada Agreement ("USMCA"). On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. The reciprocal country-specific tariffs were subsequently paused for 90 days on most countries. The uncertainty around the long-term tariff rates that could be applied to our importation of products into the U.S. presents significant challenges to our operations and supply chain, and may result in future results being significantly different than any outlook given. We cannot predict what additional actions might be considered or implemented by the U.S. or its trade partners, particularly in the current geopolitical environment. We anticipate that the imposition of the baseline 10% tariff will increase our cost of goods sold. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs. We are closely monitoring the evolving tariff landscape and attempting to mitigate these impacts, including using pricing adjustments, sourcing strategies and other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impacts of such tariffs or that the imposition of tariffs, and the resulting economic impact on the U.S. market and consumer, will not be material to our financial results. We primarily source from the Philippines and Brazil, with additional sourcing from Sri Lanka, Thailand, Malaysia, Vietnam, Canada, and Mexico. There have been significant proposed reciprocal tariffs on certain of these countries. At this time, the overall impact on our business related to tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, reciprocal measures by impacted trade partners, inflationary effects, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges.

Our sales to one of our major customers include branded and private label product. As discussed in our Form 10-K, the private label coconut oil business with this customer discontinued in early 2024 and we expect private label coconut water net sales with this customer to be impacted by the loss of some regions during 2025.
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

Impact of Global Events Causing Macroeconomic Uncertainty
Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability (including the effects of current wars and other international conflicts) and variability in interest rates, foreign exchange rates, tariffs and other import related fees, and inflationary cost environments may affect our global supply chain. Additionally, the extent and duration of tariffs imposed by the U.S. government on other countries and reciprocal tariffs placed on U.S. goods in response thereto remains uncertain and may depend on various factors, including negotiations and relationships between the U.S. and affected countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of domestic alternatives in our supply chain. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on our business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” of the Form 10-K.

Components of Our Results of Operations
Net Sales
We generate revenue through the sale of our Vita Coco branded coconut water, Private Label, and Other products in the Americas and International segments. Our sales are predominantly made to distributors or to retailers for final sale to consumers through retail channels, which includes sales to traditional brick and mortar retailers, who may also resell our products through their own online platforms. Our revenue is recognized net of allowances for returns, discounts, credits, and any taxes collected from consumers.
We provide trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. The accompanying condensed consolidated financial statements include accruals for these promotions and discounts. The accruals are made for invoices that have not yet been received as of the end of the reporting period and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.
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
•Other—This product category consists of all other products, which includes Vita Coco product extensions beyond coconut water, consisting of coconut milk products, including Vita Coco Treats; Ever & Ever and PWR LIFT product offerings; Vita Coco coconut oil sold internationally; and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, respectively:

(in thousands)	Three Months Ended March 31,
	2025	2024
Net sales	$130,921	$111,698
Cost of goods sold	82,836	64,521
Gross profit	48,085	47,177
Operating expenses
Selling, general, and administrative	28,792	28,218
Income from operations	19,293	18,959
Other income (expense)
Unrealized gain/(loss) on derivative instrument	2,817	(2,525)
Foreign currency gain	580	58
Interest income	1,518	1,523
Other income	155	—
Total other income (expense)	5,070	(944)
Income before income taxes	24,363	18,015
Income tax expense	5,481	3,777
Net income	$18,882	$14,238

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$86,118	$69,522	$16,596	23.9%
Private Label	21,197	24,273	(3,076)	(12.7)%
Other	5,285	2,296	2,989	130.2%
Subtotal	$112,600	$96,091	$16,509	17.2%
International segment
Vita Coco Coconut Water	$13,177	$9,665	$3,512	36.3%
Private Label	4,759	5,152	(393)	(7.6)%
Other	385	790	(405)	(51.3)%
Subtotal	$18,321	$15,607	$2,714	17.4%
Total net sales	$130,921	$111,698	$19,223	17.2%
For the three months ended March 31, 2025, the primary driver of the consolidated net sales increase of 17.2% was strong Vita Coco Coconut Water volume growth. Vita Coco Coconut Water net sales increased 25.4%, with a case equivalents ("CE") volume increase of 25.2%. This was partially offset by a 11.8% decrease in private label net sales, which was in part due to the transition out of private label coconut oil sales to a major customer, partially offset by higher private label coconut water volumes.
Volume in Case Equivalents
The following table provides a comparative summary of the percentage change in our volume in CE for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, by operating segment and product category:

	Percentage Change - Three Months Ended March 31, 2025 vs. 2024
	Americas	International	Total
Vita Coco Coconut Water	23.5%	34.7%	25.2%
Private Label	(2.3)%	13.5%	0.7%
Other	187.8%	(2.7)%	172.4%
Total volume (CE)	19.2%	27.2%	20.5%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.
*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased $16.5 million, or 17.2%, to $112.6 million for the three months ended March 31, 2025 from $96.1 million for the three months ended March 31, 2024. The increase was primarily driven by CE volume growth of 23.5% of Vita Coco Coconut Water and private label coconut water growth, partially offset by private label oil due to the transition out of private label coconut oil at a major customer.
Vita Coco Coconut Water net sales increased $16.6 million, or 23.9%, to $86.1 million for the three months ended March 31, 2025, from $69.5 million for the three months ended March 31, 2024. The increase was the result of CE volume growth of 23.5% due to increased demand.

Private label net sales decreased $3.1 million, or 12.7%, to $21.2 million for the three months ended March 31, 2025, from $24.3 million for the three months ended March 31, 2024, due to a decrease in the private label coconut oil business, resulting in CE volume decline of 2.3%. The decrease was partially offset by 7.2% CE volume growth in private label coconut water.
Net sales from Other products increased by $3.0 million, or 130.2%, to $5.3 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024, primarily due to the national rollout of Vita Coco Treats.
International Segment
International net sales increased by $2.7 million, or 17.4%, to $18.3 million for the three months ended March 31, 2025, from $15.6 million for the three months ended March 31, 2024. The increase of 27.2% is primarily driven by CE volume growth in Germany and the United Kingdom.
Vita Coco Coconut Water net sales increased by $3.5 million, or 36.3%, to $13.2 million for the three months ended March 31, 2025, from $9.7 million for the three months ended March 31, 2024. The increase was driven by higher volume in both Europe and the Asia Pacific region due to strong demand of our product.
Private label net sales decreased $0.4 million, or 7.6%, to $4.8 million for the three months ended March 31, 2025 from $5.2 million for the three months ended March 31, 2024. The decrease was driven primarily by a decrease in the private label coconut oil business, partially offset by growth in private label water.
Net sales from Other products decreased 51.3% for the three months ended March 31, 2025, primarily driven by the decrease in sales of Vita Coco coconut oil.
Gross Profit

($ in thousands)	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
Cost of goods sold
Americas segment	$70,288	$55,219	$15,069	27.3%
International segment	12,548	9,302	3,246	34.9%
Total cost of goods sold	$82,836	$64,521	$18,315	28.4%
Gross profit
Americas segment	$42,312	$40,872	$1,440	3.5%
International segment	5,773	6,305	(532)	(8.4)%
Total gross profit	$48,085	$47,177	$908	1.9%
Gross margin
Americas segment	37.6%	42.5%		(4.9)%
International segment	31.5%	40.4%		(8.9)%
Consolidated	36.7%	42.2%		(5.5)%

On a consolidated basis, cost of goods sold increased by $18.3 million, or 28.4%, to $82.8 million for the three months ended March 31, 2025, from $64.5 million for the three months ended March 31, 2024. On a consolidated and segment basis, the increase was primarily driven by higher sales volume and higher rates for finished goods and transportation costs.
On a consolidated basis, gross profit increased by $0.9 million, or 1.9%, to $48.1 million for the three months ended March 31, 2025, from $47.2 million for the three months ended March 31, 2024. The increase in gross profit resulted from higher CE volume and slightly improved net pricing on Vita Coco Coconut Water, which were partially offset by higher finished goods and transportation costs. The decrease in gross margin resulted from higher year-on-year ocean freight rates and finished goods product costs, partially offset by branded coconut water pricing and favorable product mix.

Operating Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
Selling, general, and administrative	$28,792	$28,218	$574	2.0%
Selling, General and Administrative Expenses

During the three months ended March 31, 2025, SG&A increased by $0.6 million, or 2.0%, versus the three months ended March 31, 2024. The increase in SG&A expense was primarily driven by an increase of $1.8 million in personnel related expenses for the three months ended March 31, 2025 versus the prior year period, and $0.4 million related to the overlap of rent expense for the new New York and London offices with that of the current offices. This increase was partially offset by a $2.0 million decrease in selling related expenses.

Other Income (Expense), Net

($ in thousands)	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$2,817	$(2,525)	$5,342	n/m
Foreign currency gain	580	58	522	n/m
Interest income	1,518	1,523	(5)	(0.3%)
Other income	155	—	155	n/m
	$5,070	$(944)	$6,014	n/m
Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended March 31, 2025 and 2024, we recorded gains of $2.8 million and losses of $2.5 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended March 31, 2025 related to the contracts hedging the BRL and THB.
Foreign Currency Gain
For the three months ended March 31, 2025, the change in foreign currency gain was $0.5 million as compared to March 31, 2024. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency. See "Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk" for further information.
Interest Income
The change in interest income was immaterial.

Other Income
For the three months ended March 31, 2025, the change in Other income is due to the sale of intellectual property.

Income Tax Expense

($ in thousands)	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
Income tax expense	5,481	3,777	$1,704	45.1%
Tax rate	22.5%	21.0%
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

For the three months ended March 31, 2025 and 2024, our effective tax rate was 22.5% and 21.0%, respectively. The effective tax rate for the period is higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. company and other nondeductible expenses for tax purposes, and is partially offset by lower statutory tax rates in countries outside the U.S. that the Company operates in. The increase in the effective tax rate when comparing the periods was primarily driven by the increase in pre-tax profits in jurisdictions outside the U.S. with higher statutory tax rates and the relative impact of other nondeductible expenses in relation to the pre-tax profits.
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
These non-GAAP measures are a key metric used by management and our Board to assess our financial performance. We present these non-GAAP measures because we believe they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance and because we believe it is useful for investors to see the measures that management uses to evaluate the Company.
We define EBITDA as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA with adjustments to eliminate the impact of certain items, including certain non-cash and other items, that we do not consider representative of our ongoing operating performance.
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	18,882	14,238
Depreciation and amortization	202	162
Interest income	(1,518)	(1,523)
Income tax expense	5,481	3,777
EBITDA	23,047	16,654
Stock-based compensation (a)	2,186	2,109
Unrealized (gain)/loss on derivative instruments (b)	(2,817)	2,525
Foreign currency (gain)/loss (b)	(580)	(58)
Other adjustments (c)	669	—
Adjusted EBITDA	$22,505	$21,230

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
(c)Other adjustments include $0.6 million related to a one-time 2023 incentive program that is measured based on full-year 2025 performance and is structured differently from our other ongoing employee incentive programs, and $0.4 million of non-cash rent charges related to our new New York City office that overlap with our current New York City office rent charges. These amounts were offset by $0.1 million of partial recoveries of prepaid inventory from a supplier (refer to the 2024 Form 10-K for further details) and a gain of $0.2 million from a sale of intellectual property.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $153.6 million and $164.7 million of cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Cash flows provided by (used in):
Operating activities	$(9,800)	$(267)	$(9,533)	n/m
Investing activities	(559)	(124)	(435)	n/m
Financing activities	(1,099)	(9,086)	7,987	n/m
Effects of exchange rate changes on cash and cash equivalents	401	(80)	481	n/m
Net (decrease)/increase in cash and cash equivalents	$(11,057)	$(9,557)	$(1,500)	(15.7%)
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.

During the three months ended March 31, 2025, cash used in operating activities increased $9.5 million compared to the three months ended March 31, 2024, driven by timing differences in the collection of accounts receivable and payments made in the three months ended March 31, 2025 period for inventory build-up during the end of 2024. The decreases in operating cash used were partly offset by an increase in net income after non-cash adjustments.
Investing Activities
During the three months ended March 31, 2025, cash used in investing activities was $0.6 million as compared to $0.1 million for the three months ended March 31, 2024. The increase was primarily due to capital expenditures related to the new New York and London offices.
Financing Activities
During the three months ended March 31, 2025 compared to the three months ended March 31, 2024, net cash used by financing activities decreased by $8.0 million, primarily driven by less share repurchases in the three months ended March 31, 2025 compared to the prior year period. See Note 10, Stockholders' Equity, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion on share repurchases.
Debt
We had an immaterial amount of debt outstanding as of March 31, 2025 and December 31, 2024, which was related to vehicle loans.
Revolving Credit Facility
In May 2020, the Company entered into the 2020 Credit Facility, which currently provides for committed borrowings of $60 million. On February 14, 2025, the 2020 Credit Facility was amended, extending the maturity five years to February 13, 2030.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus the Spread; or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company was subject to unused commitment fees ranging from 0.10% and 0.20% on the unused amount of the line of credit in the year ended December 31, 2024, with the rate based on the Company’s leverage ratio (as defined in the credit agreement). As of February 14, 2025, the effective date of the amendment, the unused commitment fees ranges from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The outstanding balance on the Revolving Facility was zero as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of March 31, 2025 was less than $0.1 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
Recent Accounting Pronouncements
A description of recently adopted and issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.
As of March 31, 2025 and December 31, 2024, the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was zero outstanding balance on the 2020 Credit Facility as of March 31, 2025 and December 31, 2024.
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
The total notional values of our forward exchange contracts were $121.0 million and $107.4 million as of March 31, 2025 and December 31, 2024, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $2.8 million for the three months ended March 31, 2025, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $3.5 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of March 31, 2025, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Tariff and Inflation Risks
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight, and to changes in the strength of the U.S. dollar. In the three months ended March 31, 2025, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. During the first quarter of 2025, various tariffs were announced on imports into the U.S. On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. The reciprocal country-specific tariffs were subsequently paused for 90 days on most countries. The imposition of the baseline 10% tariff will increase our costs of goods sold. The uncertainty of future tariffs could also cause disturbances in ocean shipping capacity that could effect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended March 31, 2025, sales to two customers represented approximately 45% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of the Form 10-K for the fiscal year ended December 31, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended March 31, 2025 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	48,973	$30.65	583,219	$25.7

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Repurchase     Program") authorizing the Company to repurchase up to $40.0 million of Common Stock, which was increased to a total of $65.0 million on April 28, 2025. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits, and may be suspended or discontinued at any time. During the three months ended March 31, 2025, the Company repurchased 48,973 shares at a cost of $1.5 million under the Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended March 31, 2025:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Kenneth Sadowsky Rev Trust - Kenneth Sadowsky TTEE	Director	Adoption	March 7, 2025	June 18, 2025 to June 22, 2026	Up to 60,700 shares of Common Stock
Martin Roper	Chief Executive Officer and Director	Adoption	March 7, 2025	June 18, 2025 to June 19, 2026	Up to 140,000 shares of Common Stock, subject to a daily maximum of 5,000 shares
The Christopher G. Roper Exempt Family Trust	A trust for which Mr. Roper's spouse is the trustee	Adoption	March 7, 2025	June 16, 2025 to June 19, 2026	Up to 140,000 shares of Common Stock, subject to a daily maximum of 5,000 shares
The Peter S. Roper Exempt Family Trust	A trust for which Mr. Roper's spouse is the trustee	Adoption	March 7, 2025	June 16, 2025 to June 19, 2026	Up to 140,000 shares of Common Stock, subject to a daily maximum of 5,000 shares
The Thomas L. Roper Exempt Family Trust	A trust for which Mr. Roper's spouse is the trustee	Adoption	March 7, 2025	June 16, 2025 to June 19, 2026	Up to 140,000 shares of Common Stock, subject to a daily maximum of 5,000 shares
Jane Prior	Chief Marketing Officer	Adoption	March 14, 2025	December 31, 2025 to February 03, 2026	Up to 50,000 shares of Common Stock
Jonathan Burth	Chief Operating Officer	Adoption	March 14, 2025	August 01, 2025 to July 31, 2026	Up to 90,000 shares of Common Stock

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.4	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1+	Fifth Amendment to the Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of February 14, 2025.	10-K	001-40950	10.5	2/26/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
**   Furnished herewith.
+    Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: April 30, 2025	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2025	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)