Form 10-Q
period 2025-06-30
Vita Coco Company, Inc.
filed 2025-07-30
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, there were 56,822,981 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$167,042	$164,669
Accounts receivable, net of allowance of $2,783 at June 30, 2025, and $2,255 at December 31, 2024	102,551	63,450
Inventory	84,110	83,600
Supplier advances, current	1,154	954
Derivative assets	1,174	1,382
Prepaid expenses and other current assets	30,713	27,236
Total current assets	386,744	341,291
Property and equipment, net	3,461	2,351
Goodwill	7,791	7,791
Supplier advances, long-term	2,130	2,254
Deferred tax assets, net	6,098	6,100
Right-of-use assets, net	12,222	385
Other assets	2,631	2,209
Total assets	$421,077	$362,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,834	$30,758
Accrued expenses and other current liabilities	81,399	65,603
Notes payable, current	8	10
Derivative liabilities	2,802	6,895
Total current liabilities	110,043	103,266
Notes payable, long-term	—	3
Operating lease liability, long-term	13,996	—
Other long-term liabilities	99	295
Total liabilities	124,138	103,564
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 63,877,128 and 63,702,387 shares issued at June 30, 2025 and December 31, 2024, respectively 56,802,981 and 56,961,941 shares outstanding at June 30, 2025 and December 31, 2024, respectively	639	637
Additional paid-in capital	178,774	174,077
Retained earnings	198,484	156,694
Accumulated other comprehensive income (loss)	826	(860)
Treasury stock, 7,074,147 shares at cost as of June 30, 2025, and 6,740,446 shares at cost as of December 31, 2024.	(81,784)	(71,731)
Total stockholders’ equity	296,939	258,817
Total liabilities and stockholders’ equity	$421,077	$362,381
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$168,759	$144,116	$299,680	$255,814
Cost of goods sold	107,494	85,379	190,330	149,900
Gross profit	61,265	58,737	109,350	105,914
Operating expenses
Selling, general and administrative	36,143	28,756	64,935	56,974
Income from operations	25,122	29,981	44,415	48,940
Other income (expense)
Unrealized gain/(loss) on derivative instruments	1,067	(5,963)	3,884	(8,488)
Foreign currency gain/(loss)	482	(136)	1,062	(78)
Interest income	1,500	1,627	3,018	3,150
Other income	—	—	155	—
Total other income (expense)	3,049	(4,472)	8,119	(5,416)
Income before income taxes	28,171	25,509	52,534	43,524
Income tax expense	5,263	6,416	10,744	10,193
Net income	$22,908	$19,093	$41,790	$33,331

Other comprehensive income (loss)
Foreign currency translation adjustment	1,191	33	1,686	$21
Total comprehensive income attributable to The Vita Coco Company, Inc.	$24,099	$19,126	$43,476	$33,352

Net income per common share
Basic	$0.40	$0.34	$0.73	$0.59
Diluted	$0.38	$0.32	$0.70	$0.57
Weighted-average number of common shares outstanding
Basic	56,795,499	56,705,220	56,894,274	56,647,393
Diluted	59,643,348	59,235,211	59,809,039	58,990,921
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	14,238	—	—	—	14,238
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	391,544	(9,235)	(9,235)
Stock-based compensation	—	—	—	—	—	—	2,109	—	—	—	—	2,109
Exercise of stock awards	176,284	2	—	—	176,284	2	151	—	—	—	—	153
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at March 31, 2024	55,198,632	552	8,113,105	81	63,311,737	633	163,674	114,980	(661)	6,627,744	(68,936)	209,690
Net income	—	—	—	—	—	—	—	19,093	—	—	—	19,093
Stock-based compensation	—	—	—	—	—	—	2,399	—	—	—	—	2,399
Exercise of stock awards	91,376	1	—	—	91,376	1	790	—	—	—	—	791
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33	—	—	33
Balance at June 30, 2024	55,290,008	$553	8,113,105	$81	63,403,113	$634	$166,863	$134,073	$(628)	6,627,744	$(68,936)	$232,006

Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	18,882	—	—	—	18,882
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	48,973	(1,501)	(1,501)
Stock-based compensation	—	—	—	—	—	—	2,186	—	—	—	—	2,186
Exercise of stock awards	105,332	1	—	—	105,332	1	(1,022)	—	—	—	—	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	495	—	—	495
Balance at March 31, 2025	55,694,614	$557	8,113,105	$81	63,807,719	$638	$175,241	$175,576	$(365)	6,789,419	$(73,232)	$277,858

Net income	—	—	—	—	—	—	—	22,908	—	—	—	22,908
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	284,728	(8,552)	(8,552)
Stock-based compensation	—	—	—	—	—	—	2,962	—	—	—	—	2,962
Exercise of stock awards	69,409	1	—	—	69,409	1	571	—	—	—	—	572
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Balance at June 30, 2025	55,764,023	$558	8,113,105	$81	63,877,128	$639	$178,774	$198,484	$826	7,074,147	$(81,784)	$296,939
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$41,790	$33,331
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	408	344
Amortization of debt issuance cost	6	—
(Gain)/loss on disposal of equipment	—	13
Bad debt expense	608	(204)
Unrealized (gain)/loss on derivative instruments	(3,884)	8,488
Stock-based compensation	5,148	4,508
Noncash lease expense	747	508
Changes in operating assets and liabilities:
Accounts receivable	(37,758)	(28,761)
Inventory	127	5,254
Prepaid expenses, net supplier advances, and other assets	(1,454)	(204)
Accounts payable, accrued expenses, and other liabilities	6,272	3,375
Net cash provided by operating activities	12,010	26,652
Cash flows from investing activities:
Cash paid for property and equipment	(1,508)	(414)
Net cash used in investing activities	(1,508)	(414)
Cash flows from financing activities:
Proceeds from exercise of stock awards	977	681
Cash paid on notes payable	(5)	(8)
Cash paid to acquire treasury stock	(10,053)	(9,235)
Net cash used in financing activities	(9,081)	(8,562)
Effects of exchange rate changes on cash and cash equivalents	961	(106)
Net increase in cash and cash equivalents	2,382	17,570
Cash, cash equivalents and restricted cash at beginning of the period (1)	165,933	132,867
Cash, cash equivalents and restricted cash at end of the period (1)	$168,315	$150,437
1Includes $1,273 and $334 of restricted cash as of June 30, 2025 and 2024, respectively, reported in other current assets on the condensed consolidated balance sheet.
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
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2024.
During the six months ended June 30, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers, for which two customers in aggregate represented 45% and 49% of total net sales for the six months ended June 30, 2025 and 2024, respectively. In addition, the two customers in aggregate also accounted for 44% and 30% of total accounts receivable as of June 30, 2025 and December 31, 2024, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on the Company's major customers.
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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These condensed consolidated financial statements include accruals for these promotions and discounts. The accruals are made for invoices that have not yet been received as of the end of the reporting period and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended June 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$120,450	$19,882	$140,332
Private Label	14,685	6,222	20,907
Other	6,826	694	7,520
Total	$141,961	$26,798	$168,759

	Three Months Ended June 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$98,494	$13,952	$112,446
Private Label	23,135	4,816	27,951
Other	2,873	846	3,719
Total	$124,502	$19,614	$144,116

	Six Months Ended June 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$206,568	$33,059	$239,627
Private Label	35,882	10,981	46,863
Other	12,111	1,079	13,190
Total	$254,561	$45,119	$299,680

	Six Months Ended June 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$168,016	$23,617	$191,633
Private Label	47,408	9,968	57,376
Other	5,169	1,636	6,805
Total	$220,593	$35,221	$255,814
4. INVENTORY
Inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw materials and packaging	$4,737	$3,536
Finished goods	79,373	80,064
Inventory	$84,110	$83,600
5. GOODWILL
Goodwill consists of the following:

	June 30, 2025	December 31, 2024
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with a June 2018 acquisition. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since the acquisition in accordance with ASC Topic 350 - Intangibles, Goodwill & Other.

6. DEBT
The table below details the outstanding balances on the Company’s debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Notes payable
Vehicle loans	8	13
	$8	$13
Current	8	10
Non-current	$—	3
2020 Credit Facility
In May 2020, the Company entered into a five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which provides for committed borrowings of $60,000 (the "2020 Credit Facility"). On February 14, 2025, the 2020 Credit Facility was amended, extending the maturity date five years to February 13, 2030. In connection with the amendment, the Company capitalized $90 of deferred financing costs, which are being amortized over the term of the facility. As of June 30, 2025, the unamortized deferred financing fees related to the revolver totaled $83 and are included in Other assets on the Company’s condensed consolidated balance sheet.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company was subject to unused commitment fees ranging from 0.10% and 0.20% on the unused amount of the line of credit in the year ended December 31, 2024, with the rate based on the Company’s leverage ratio (as defined in the 2020 Credit Facility). Starting February 14, 2025, the unused commitment fees range from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the 2020 Credit Facility).
As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility. The Company incurred no interest expense for the 2020 Credit Facility for the six months ended June 30, 2025 and June 30, 2024, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $19 and $15 for the three months ended June 30, 2025 and June 30, 2024, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $36 and $30 for the six months ended June 30, 2025 and June 30, 2024, respectively.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of June 30, 2025, the Company was in compliance with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of June 30, 2025 was less than $100.

7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of June 30, 2025 and December 31, 2024, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Southeast Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024
Customer A	20%	27%	23%	13%
Customer B	25%	22%	21%	17%
Net sales include branded and private label products. One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO. As discussed in Note 11, Stock-Based Compensation, the same customer also was granted 200,000 restricted stock awards at the time of the IPO, of which 100,000 vested on March 31, 2023 and 100,000 vested on March 31, 2024. The customer monetized its investment in the Company during the first quarter of 2025.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Six Months Ended June 30,
	2025	2024
Supplier A	15%	22%
Supplier B	14%	14%
Supplier C	13%	8%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of June 30, 2025 and December 31, 2024, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
The Company is subject to the following currency risks:
Inventory Purchases from Brazilian, Malaysian and Thai Manufacturers—In order to mitigate the currency risk on inventory purchases from its Brazilian, Malaysian and Thai manufacturers, which are settled in Brazilian real ("BRL"), Malaysian ringgit ("MYR") and Thai baht ("THB"), the Company's subsidiary, All Market Singapore Pte. Ltd. ("AMS"), enters into a series of forward currency swaps to buy BRL, MYR and THB.

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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$27,743	$603	Derivative assets
Receive THB/sell USD	17,352	476	Derivative assets
Receive Eur/pay USD	1,516	95	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$22,590	$(1,787)	Derivative liabilities
Receive USD/pay EUR	9,245	(730)	Derivative liabilities
Receive USD/sell THB	4,582	(219)	Derivative liabilities
Receive USD/pay CAD	6,211	(66)	Derivative liabilities

December 31, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay EUR	$9,060	$458	Derivative assets
Receive USD/pay GBP	26,303	464	Derivative assets
Receive USD/pay CAD	8,486	460	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$28,066	$(623)	Derivative liabilities
Receive BRL/sell USD	35,443	(6,272)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025	2024
Unrealized gain/(loss) on derivative instruments	$1,067	$(5,963)
Foreign currency gain/(loss)	$(1,289)	$188

	Six Months Ended June 30,
	2025	2024
Unrealized gain/(loss) on derivative instruments	$3,884	$(8,488)
Foreign currency gain/(loss)	$(2,621)	$795
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
June 30, 2025	$—	$(1,628)	$—	$(1,628)
December 31, 2024	$—	$(5,513)	$—	$(5,513)
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board.

As of June 30, 2025 and December 31, 2024, the Company held 7,074,147 and 6,740,446 shares, respectively, in treasury stock. As of June 30, 2025 and December 31, 2024, the Company had 2,803,388 and 3,254,762 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $40,000 of Common Stock. On April 28, 2025, the Company's Board approved an additional $25,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $65,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 284,728 shares during the three months ended June 30, 2025 at a cost of $8,552. The Company repurchased 333,701 shares under the Repurchase Program at a cost of $10,053 during the six months ended June 30, 2025. The Company repurchased 504,246 shares under the Repurchase Program at a cost of $12,030 during the year ended December 31, 2024. As of June 30, 2025, the Company had $42,143 remaining under the Repurchase Program.
11. STOCK-BASED COMPENSATION
The stockholders of the Company approved the adoption of the Company’s 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”). The 2014 Plan allowed for a maximum of 8% of the sum of the Available Equity defined as the sum of: (i) the total then outstanding shares of common shares; and (ii) all available stock options (i.e., granted and outstanding stock options and stock options not yet granted). Under the terms of the 2014 Plan, the Company may grant employees, directors and consultants stock options and restricted stock awards and has the authority to establish the specific terms of each award, including exercise price, expiration and vesting. The 2014 Plan includes only outstanding stock options, all of which were granted before the Company's IPO. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of Common Stock on the date of grant and have a ten-year contractual term.
In October 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), dividend equivalents, stock payments, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. For the year beginning January 1, 2025, the Board elected not to increase the shares available for the 2021 Plan. As of June 30, 2025, only stock options, RSUs, and PSUs have been granted under the 2021 Plan.
For the three and six months ended June 30, 2025 and 2024, the Company recorded stock compensation costs totaling:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reduction in revenue (1)	$—	$—	$—	$151
Selling, general & administrative expenses	$2,962	$2,399	$5,148	$4,357
Total stock compensation expense	$2,962	$2,399	$5,148	$4,508
(1) The cost recognized as a reduction in revenue is related to the RSUs previously granted to a major customer based on guidance in ASC 606 as stock-based sales incentive. These awards are shares of restricted Common Stock valued at $3,000 granted at the time of the IPO to an entity affiliated with a significant customer, at a price per share granted at the IPO of $15.00, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement had not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. The remaining 50% were released on March 31, 2024.
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the six months ended June 30, 2025:

Number of Stock Options

Outstanding—December 31, 2024	3,054,060
Granted	201,100
Exercised	93,831
Forfeited or expired	21,828
Outstanding—June 30, 2025	3,139,501
Exercisable—June 30, 2025	2,373,334
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

Option Awards with Performance and Market-based Vesting Conditions
The Company also has outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and Adjusted EBITDA targets. During the six months ended June 30, 2025, there was no activity related to the existing stock options with performance-based vesting conditions and no grants of stock option awards with performance-based vesting conditions.
Service-based and Performance-based Restricted Stock
RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the six months ended June 30, 2025 and June 30, 2024, the Company also granted PSUs, which are subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets. The following table summarizes the RSU and PSU activity for the six months ended June 30, 2025:

	Number of RSU Awards	Number of PSU Awards
Non-vested - December 31, 2024	634,803	74,579
Granted	206,506	71,140
Vested	122,983	—
Forfeited/Cancelled	17,666	1,528
Non-vested - June 30, 2025	700,660	144,191
12. INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $5,263 and $6,416, respectively, in its condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $10,744 and $10,193, respectively, in its condensed consolidated statements of operations.

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

As of June 30, 2025 and December 31, 2024, the Company recorded a liability of $88 and $106, respectively, for income tax uncertainties recorded in the Company's condensed consolidated balance sheet and consolidated balance sheet, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized interest and penalties related to income tax uncertainties of $6 and $0, respectively, in its condensed consolidated statement of operations for the six months ended June 30, 2025 and 2024. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2019 and December 31, 2023.

On July 4, 2025, the United States enacted tax reform legislation through the passage of H.R.1, One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the 2017 Tax Cuts and Jobs Act, and repealing certain clean energy initiatives, in addition to other changes. The Company continues to evaluate the impact that the new legislation will have on the consolidated financial statements but does not anticipate a significant impact to deferred tax assets and liabilities or to income taxes payable in the period of enactment.

13. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:

Net income	$22,908	$19,093	$41,790	$33,331
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,795,499	56,705,220	56,894,274	56,647,393
Effect of conversion of stock options	2,847,849	2,529,991	2,914,765	2,343,528
Weighted-average number of common shares used in earnings per share—diluted	59,643,348	59,235,211	59,809,039	58,990,921
Earnings per share—basic	$0.40	$0.34	$0.73	$0.59
Earnings per share—diluted	$0.38	$0.32	$0.70	$0.57
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Options to purchase Common Stock and RSUs	381,471	207,168	275,595	254,490
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

Information about the Company’s operations by operating segment as of and for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$168,759	$144,116	$299,680	$255,814
Americas	141,961	124,502	254,561	220,593
International	26,798	19,614	45,119	35,221
Cost of goods sold	$107,494	$85,379	$190,330	$149,900
Americas	90,915	72,295	$161,203	$127,514
International	16,579	13,084	$29,127	$22,386
Gross profit	$61,265	$58,737	$109,350	$105,914
Americas	51,046	52,208	93,358	93,080
International	10,219	6,529	15,992	12,834

	As of June 30,	As of December 31,
	2025	2024
Total segment assets	$421,077	$362,381
Americas	278,549	241,894
International	142,528	120,487

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation:	2025	2024	2025	2024
Total gross profit	$61,265	$58,737	$109,350	$105,914
Less:
Selling, general, and administrative expenses	36,143	28,756	64,935	56,974
Income from operations	$25,122	$29,981	$44,415	$48,940
Less:
Unrealized gain/(loss) on derivative instruments	1,067	(5,963)	3,884	(8,488)
Foreign currency gain/(loss)	482	(136)	1,062	(78)
Interest income	1,500	1,627	3,018	3,150
Other income	—	—	155	—
Income before income taxes	$28,171	$25,509	$52,534	$43,524

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

	Six Months Ended June 30,
	2025	2024
United States	$235,813	$205,561
United Kingdom	31,403	25,862
All other countries(1)	32,464	24,391
Net sales	$299,680	$255,814
___________

(1)	No individual country is greater than 10% of total net sales for the six months ended June 30, 2025 and 2024.
The following table provides information related to the Company’s property and equipment, net by country:

	June 30, 2025	December 31, 2024
Singapore	$1,528	$1,280
United States	$1,163	$758
United Kingdom	629	173
All other countries(1)	141	140
Property and equipment, net	$3,461	$2,351
___________

(1)	No individual country is greater than 10% of total property and equipment, net as of June 30, 2025 and December 31, 2024.
15. RELATED PARTY TRANSACTIONS

Director Nominee Agreement - On May 24, 2022, a member of the Board appointed as a nominee under the Investor Rights Agreement by Verlinvest Beverages SA ("Verlinvest"), a stockholder of the Company, entered into a nominee agreement instructing the Company to pay all cash and equity compensation earned in connection with his board of director service to Verlinvest. Based on the aforementioned nominee agreement, until the termination of the agreement, RSUs granted to this director were held by him as a nominee for Verlinvest and, upon vesting of the RSUs, the shares were transferred to Verlinvest. The nominee agreement terminated on June 3, 2025 and is no longer in effect. Following termination of the agreement, the director will receive all cash and equity compensation directly. The nominee agreement was primarily between the director and Verlinvest. The Company was a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to this director.
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

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Coco Ventures Limited purchases coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585 to be paid in cash within one year. The Company recorded the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment is accounted using the equity method of accounting in accordance with ASC 323. In the six months ended June 30, 2025, the Company contributed $104 as a part of initial capital funding. Coco Ventures Limited commenced operations in February 2025.
17. LEASES
In August 2024, the Company signed a lease agreement for a new office in New York, New York. The Company's existing New York office lease expired on April 30, 2025, and was extended to October 31, 2025 to allow for a smooth transition to the Company's new New York office. The operating lease commenced on January 1, 2025, ending in December 2034, with an option to extend for an additional two years. The Company recognized right-of-use assets and lease liabilities of $10,002 and $11,692, respectively, upon lease commencement on the Company’s condensed consolidated balance sheet. Additionally, upon signing the agreement, the Company was required to establish a letter of credit of $920 as a security deposit which may be used in case of delinquency, which is accounted for as restricted cash. In addition, in November 2024, the Company signed a lease agreement for a new office in London, United Kingdom. The operating lease commenced on January 2, 2025 and terminates in December 2030. The Company recognized right-of-use assets and lease liabilities of $1,140 and $1,252 respectively, upon lease commencement on the Company’s condensed consolidated balance sheet. In April 2025, the Company signed an agreement for a new office in Singapore. The operating lease commenced on April 1, 2025 and terminates in June 2030. The Company recognized right-of-use assets and lease liabilities of $1,564 and $1,564 respectively, upon lease commencement on the Company’s condensed consolidated balance sheet.

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of June 30, 2025	As of December 31, 2024
Operating lease right-of-use assets	Right-of-use assets	$12,222	$385
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$769	$422
Non-current portion of operating lease liabilities	Operating lease liabilities, long-term	$13,996	$—

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

As of June 30, 2025, we source our coconut water from a diversified global network of 16 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers in U.S., Canada, Mexico, and Europe to support local packaging and repacking of our products to better service our customers’ needs.

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
Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” and the changes noted below. Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Form 10-K.

•Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability (including the effects of current wars and other international conflicts) and variability in interest rates, foreign exchange rates, tariffs and other import related fees, and inflationary cost environments may affect our global supply chain. Additionally, as further discussed below, the extent and duration of tariffs imposed by the U.S. government on other countries and reciprocal tariffs placed on U.S. goods in response thereto remains uncertain and may depend on various factors, including negotiations and relationships between the U.S. and affected countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of domestic alternatives in our supply chain. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on our business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” of the Form 10-K.

•During the first quarter of 2025, the U.S. government announced tariffs on certain imports, including imports from Mexico, and Canada. We currently believe that our production in Mexico and Canada is exempt from these tariffs under the United States-Mexico-Canada Agreement ("USMCA"). On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. The reciprocal tariffs were subsequently paused for 90 days on most countries; however the 10% baseline tariff is currently being applied, which has increased our cost of goods sold. The baseline tariffs are being challenged in the U.S. legal system and it is unclear whether the tariffs will be upheld and remain in place, or if they will be struck down by the courts. Currently, we are assuming for purposes of our business operations that the baseline tariffs will be in effect indefinitely. However, the uncertainty around the long-term tariff rates that could be applied to our importation of products into the U.S. presents significant challenges to our operations and supply chain, and may result in future results being significantly different than any outlook given. We cannot predict what additional actions might be considered or implemented by the U.S. or its trade partners, particularly in the current geopolitical environment. The uncertainty could also cause disturbances in ocean shipping capacity that could affect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs. We are closely monitoring the evolving tariff landscape and attempting to mitigate these impacts, including using pricing adjustments, sourcing strategies and other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impacts of such tariffs or that the imposition of tariffs, and the resulting economic impact on the U.S. market and consumer, will not be material to our financial results. We primarily source from the Philippines and Brazil, with additional sourcing from Sri Lanka, Thailand, Malaysia, Vietnam, Canada, and Mexico. Recently, the administration delayed the reciprocal tariff implementation, but then announced significant proposed tariffs on certain of these countries replacing the initially announced reciprocal tariffs, which may further increase our cost of goods sold. In particular, a 50% tariff has been proposed for Brazil, which was not initially listed as one of the proposed reciprocal tariffs. At this time, the overall impact on our business related to tariffs remains uncertain and depends on multiple factors, including the timing, duration and size of any tariffs, future changes to tariff rates, scope, or enforcement of such tariffs, reciprocal measures by impacted trade partners, inflationary effects, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. These tariff actions, retaliatory measures, or other trade restrictions, could materially and adversely affect our business.

•Our sales to one of our major customers include branded and private label product. As discussed in our Form 10-K, the private label coconut oil business with this customer discontinued in early 2024 and we expect private label coconut water net sales in 2025 with this customer to be impacted by the loss of some regions, which started primarily in the second quarter of 2025.

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024, respectively:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$168,759	$144,116	$299,680	$255,814
Cost of goods sold	107,494	85,379	190,330	149,900
Gross profit	61,265	58,737	109,350	105,914
Operating expenses
Selling, general, and administrative	36,143	28,756	64,935	56,974
Income from operations	25,122	29,981	44,415	48,940
Other income (expense)
Unrealized gain/(loss) on derivative instrument	1,067	(5,963)	3,884	(8,488)
Foreign currency gain/(loss)	482	(136)	1,062	(78)
Interest income	1,500	1,627	3,018	3,150
Other income	—	—	155	—
Total other income (expense)	3,049	(4,472)	8,119	(5,416)
Income before income taxes	28,171	25,509	52,534	43,524
Income tax expense	5,263	6,416	10,744	10,193
Net income	$22,908	$19,093	$41,790	$33,331

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$120,450	$98,494	$21,956	22.3%	$206,568	$168,016	$38,552	22.9%
Private Label	14,685	23,135	(8,450)	(36.5)%	35,882	47,408	(11,526)	(24.3)%
Other	6,826	2,873	3,953	137.6%	12,111	5,169	6,942	134.3%
Subtotal	$141,961	$124,502	$17,459	14.0%	$254,561	$220,593	$33,968	15.4%
International segment
Vita Coco Coconut Water	$19,882	$13,952	$5,930	42.5%	33,059	23,617	$9,442	40.0%
Private Label	6,222	4,816	1,406	29.2%	10,981	9,968	1,013	10.2%
Other	694	846	(152)	(18.0)%	1,079	1,636	(557)	(34.0)%
Subtotal	$26,798	$19,614	$7,184	36.6%	$45,119	$35,221	$9,898	28.1%
Total net sales	$168,759	$144,116	$24,643	17.1%	$299,680	$255,814	$43,866	17.1%
For the three months ended June 30, 2025, the primary driver of the consolidated net sales increase of 17.1% was strong Vita Coco Coconut Water volume growth. Vita Coco Coconut Water net sales increased 24.8%, with a case equivalents ("CE") volume increase of 20.9% and growth in the Other category, driven by the U.S. rollout of Vita Coco Treats. This was partially offset by a 25.2% decrease in private label net sales, which was due largely to the loss of private label coconut water service regions for multiple customers that started in the first six months of 2025. For the six months ended June 30, 2025, the consolidated net sales increase of 17.1% was driven by Vita Coco Coconut Water, which had a 25.0% net sales increase, with a case equivalents CE volume increase of 22.7%. This was partially offset by private label net sales decline of 18.3% resulting from the loss of private label coconut water service regions for multiple customers in addition to the transition out of private label coconut oil sales to a major customer that began in the first quarter of 2024.
Volume in Case Equivalents
The following table provides a comparative summary of the percentage change in our volume in CE for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, by operating segment and product category:

	Percentage Change - Three Months Ended June 30, 2025 vs. 2024
	Americas	International	Total
Vita Coco Coconut Water	20.6%	22.9%	20.9%
Private Label	(34.0)%	26.5%	(21.7)%
Other	212.7%	54.2%	202.2%
Total volume (CE)	12.2%	24.1%	14.1%

	Percentage Change - Six Months Ended June 30, 2025 vs. 2024
	Americas	International	Total
Vita Coco Coconut Water	21.7%	27.7%	22.7%
Private Label	(18.5)%	20.3%	(10.8)%
Other	202.0%	27.0%	189.3%
Total volume (CE)	15.2%	25.4%	16.9%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.

*International, Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased $17.5 million, or 14.0%, to $142.0 million for the three months ended June 30, 2025 from $124.5 million for the three months ended June 30, 2024. The increase was primarily driven by CE volume growth of 20.6% of Vita Coco Coconut Water, partially offset by volume lost due to the loss of private label coconut water service regions for several customers that started in the first six months 2025. Americas net sales increased $34.0 million, or 15.4%, to $254.6 million for the six months ended June 30, 2025 from $220.6 million for the six months ended June 30, 2024. The increase was primarily driven by CE volume growth of 21.7% of Vita Coco Coconut Water, offset by the private label decline.
Vita Coco Coconut Water net sales increased $22.0 million, or 22.3%, to $120.5 million for the three months ended June 30, 2025, from $98.5 million for the three months ended June 30, 2024. The increase was the result of CE volume growth of 20.6% due to increased demand. Vita Coco Coconut Water net sales increased $38.6 million, or 22.9%, to $206.6 million for the six months ended June 30, 2025, from $168.0 million for the six months ended June 30, 2024. The increase was the result of CE volume growth of 21.7% due to strong consumer demand.
Private label net sales decreased $8.5 million, or 36.5%, to $14.7 million for the three months ended June 30, 2025, from $23.1 million for the three months ended June 30, 2024, due to a decrease in the private label business as outlined above, resulting in CE volume decrease of 34.0%. Private label net sales decreased $11.5 million, or 24.3%, to $35.9 million for the six months ended June 30, 2025, from $47.4 million for the six months ended June 30, 2024. The decrease was the result of CE volume decline of 18.5% due to the aforementioned losses of private label coconut oil and coconut water business.
Net sales from Other products increased by $4.0 million, or 137.6%, to $6.8 million for the three months ended June 30, 2025 from $2.9 million for the three months ended June 30, 2024, primarily due to the national rollout of Vita Coco Treats in the U.S. Net sales from Other products increased by $6.9 million, or 134.3%, to $12.1 million for the six months ended June 30, 2025 from $5.2 million for the six months ended June 30, 2024, driven by CE volume increase of 202.0%, driven by the rollout of Vita Coco Treats.
International Segment
International net sales increased by $7.2 million, or 36.6%, to $26.8 million for the three months ended June 30, 2025, from $19.6 million for the three months ended June 30, 2024. The increase of 24.1% in CE volume is primarily driven by growth in Germany and the United Kingdom, partially offset by softness in China. International net sales increased by $9.9 million, or 28.1%, to $45.1 million for the six months ended June 30, 2025, from $35.2 million for the six months ended June 30, 2024. The increase is primarily driven by CE volume growth of 25.4% in Germany and United Kingdom partially offset by softness in China.
Vita Coco Coconut Water net sales increased by $5.9 million, or 42.5%, to $19.9 million for the three months ended June 30, 2025, from $14.0 million for the three months ended June 30, 2024. The increase was driven by higher volume in Europe due to strong demand for our products, along with some pricing and foreign exchange rate benefits. Vita Coco Coconut Water net sales increased by $9.4 million, or 40.0%, to $33.1 million for the six months ended June 30, 2025, from $23.6 million for the six months ended June 30, 2024. The increase was primarily driven by strong CE volume growth in Europe coupled with pricing benefits.
Private label net sales increased $1.4 million, or 29.2%, to $6.2 million for the three months ended June 30, 2025 from $4.8 million for the three months ended June 30, 2024. The increase was driven primarily by private label coconut water CE volume growth in Europe, which was partially offset by a decrease in the private label coconut oil business in Asia. Private label net sales increased $1.0 million, or 10.2%, to $11.0 million for the six months ended June 30, 2025 from $10.0 million for the six months ended June 30, 2024. The increase was driven primarily by CE volume growth in Europe private label coconut water sales, partially offset by a decrease in private label coconut oil volume.
Net sales from Other products decreased 18.0% and 34.0% for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year, primarily driven by the decrease in sales of Vita Coco coconut oil.

Gross Profit

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Cost of goods sold
Americas segment	$90,915	$72,295	$18,620	25.8%	$161,203	$127,514	$33,689	26.4%
International segment	16,579	13,084	3,495	26.7%	29,127	22,386	6,741	30.1%
Total cost of goods sold	$107,494	$85,379	$22,115	25.9%	$190,330	$149,900	$40,430	27.0%
Gross profit
Americas segment	$51,046	$52,208	$(1,162)	(2.2)%	$93,358	$93,080	$278	0.3%
International segment	10,219	6,529	3,690	56.5%	15,992	12,834	3,158	24.6%
Total gross profit	$61,265	$58,737	$2,528	4.3%	$109,350	$105,914	$3,436	3.2%
Gross margin
Americas segment	36.0%	41.9%		(5.9)%	36.7%	42.2%		(5.5)%
International segment	38.1%	33.3%		4.8%	35.4%	36.4%		(1.0)%
Consolidated	36.3%	40.8%		(4.5)%	36.5%	41.4%		(4.9)%

On a consolidated basis, cost of goods sold increased $22.1 million, or 25.9%, to $107.5 million for the three months ended June 30, 2025, from $85.4 million for the three months ended June 30, 2024. On a consolidated and segment basis, the increase was primarily driven by higher CE volume and higher rates for finished goods and transportation costs and the initial impact of baseline tariffs. Cost of goods sold increased by $40.4 million, or 27.0%, to $190.3 million for the six months ended June 30, 2025, from $149.9 million for the six months ended June 30, 2024. On a consolidated basis, the increase was primarily related to increased CE volume and higher finished goods and transportation costs, and to a lesser extent, the initial impact of baseline tariffs.
For the three months ended June 30, 2025, consolidated gross profit increased $2.5 million, or 4.3%, to $61.3 million, from $58.7 million for the three months ended June 30, 2024, primarily driven by higher CE volume. The increase was partially offset by increased rates for finished goods and transportation costs and the initial impact of baseline tariffs, these costs also resulted in gross margin decline, which was partially offset by branded coconut water pricing and favorable product mix. For the six months ended June 30, 2025, consolidated gross profit increased $3.4 million, or 3.2%, to $109.4 million, from $105.9 million for the six months ended June 30, 2024, also primarily driven by higher CE volume, and partially offset by increased rates for finished goods and transportation costs and the initial impact of baseline tariffs. Similar to the quarterly results, higher year-on-year ocean freight and finished goods costs resulted in a decrease in gross margin, partially offset by branded coconut water pricing and favorable product mix.
Operating Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Selling, general, and administrative	$36,143	$28,756	$7,387	25.7%	64,935	56,974	7,961	14.0%
Selling, General and Administrative Expenses

For the three months ended June 30, 2025, SG&A increased $7.4 million, or 25.7%, versus the three months ended June 30, 2024. The increase was primarily driven by an increase of $3.1 million in marketing expense primarily due to new product awareness campaigns for Vita Coco Treats, $2.7 million in personnel-related expenses, $0.9 million in higher reserves for bad debt, and $0.4 million related to an overlap of rent expense for the new New York office with the current New York office. During the six months ended June 30, 2025, SG&A increased $8.0 million, or 14.0%, versus the six months ended June 30, 2024. The increase was primarily driven by an increase of $4.6 million in personnel-related expenses and $3.0 million in marketing expense due to new product awareness campaigns for Vita Coco Treats, $0.8 million of higher reserves for bad debt expenses, $0.7 million related to the overlap of rent expense for the new New York office with the current New York office. The increases were partially offset by a reduction of $2.3 million in sales related expenses.

Other Income (Expense), Net

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$1,067	$(5,963)	$7,030	n/m	$3,884	$(8,488)	$12,372	n/m
Foreign currency gain/(loss)	482	(136)	618	n/m	1,062	(78)	1,140	n/m
Interest income	1,500	1,627	(127)	(7.8%)	3,018	3,150	(132)	(4.2%)
Other income	—	—	—	n/m	155	—	155	n/m
	$3,049	$(4,472)	$7,521	n/m	$8,119	$(5,416)	$13,535	n/m
Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended June 30, 2025 and 2024, we recorded gains of $1.1 million and losses of $6.0 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended June 30, 2025 related to the contracts hedging the BRL and THB. For the six months ended June 30, 2025 and 2024, we recorded gains of $3.9 million and losses of $8.5 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the six months ended June 30, 2025 related to the contracts hedging the BRL and THB, partially offset by loss on GBP, CAD, and EUR hedges.
Foreign Currency Gain/(Loss)
For the three months ended June 30, 2025, the change in foreign currency gain was $0.6 million as compared to June 30, 2024. For the six months ended June 30, 2025, the change in foreign currency gain was $1.1 million as compared to June 30, 2024. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency. See "Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk" for further information.
Interest Income
For the three months ended June 30, 2025, interest income decreased $0.1 million compared to June 30, 2024 primarily due to lower interest rates in the 2025 period compared to the 2024 period. For the six months ended June 30, 2025, interest income decreased $0.1 million as compared to June 30, 2024. The decrease in interest income was due to lower interest rates compared to prior year.

Other Income
For the six months ended June 30, 2025, Other income of $0.2 million is due to the sale of intellectual property.
Income Tax Expense

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Income tax expense	5,263	6,416	$(1,153)	(18.0)%	$10,744	$10,193	$551	5.4%
Tax rate	18.7%	25.2%			20.5%	23.4%
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

For the six months ended June 30, 2025 and 2024, our effective tax rate was 20.5% and 23.4%, respectively. The effective tax rate for the current period is lower than the U.S. statutory rate of 21% primarily as a result of discrete items recorded during the period. The effective tax rate for the period ending June 30, 2024 was higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. entity. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the relative impact of other non-deductible expenses in relation to the pre-tax profits.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	22,908	19,093	41,790	33,331
Depreciation and amortization	206	182	408	344
Interest income	(1,500)	(1,627)	(3,018)	(3,150)
Income tax expense	5,263	6,416	10,744	10,193
EBITDA	26,877	24,064	49,924	40,718
Stock-based compensation (a)	2,962	2,399	5,148	4,508
Unrealized (gain)/loss on derivative instruments (b)	(1,067)	5,963	(3,884)	8,488
Foreign currency (gain)/loss (b)	(482)	136	(1,062)	78
Secondary Offering Costs (c)	—	(324)	—	(324)
Other adjustments (d)	952	—	1,621	—
Adjusted EBITDA	$29,242	$32,238	51,747	$53,468
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
(c)The amounts for the three and six months ended June 30, 2024 relate to an expense waiver of certain costs incurred during the November 9, 2023 block trade. The Company did not receive any proceeds from the sale of the shares. For additional information regarding the expense waiver for the three and six months ended June 30, 2024, see Note 15, Related Party Transactions, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(d)The three months ended June 30, 2025 includes $0.6 million related to a one-time 2023 incentive program that is measured based on full-year 2025 performance structured differently from our other ongoing employee incentive programs, and $0.4 million of rent expense related to our new New York City office that overlap with our current New York City office rent charges. The six months ended June 30, 2025 includes $1.2 million related to a one-time 2023 incentive program that is measured based on full-year 2025 performance structured differently from our other ongoing employee incentive programs, and $0.7 million of dual rent expense related to our New York City office. These amounts were offset by $0.1 million of partial recoveries of prepaid inventory from a supplier (refer to the Form 10-K for further details) and a gain of $0.2 million from a sale of intellectual property.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $167.0 million and $164.7 million of cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Cash flows provided by (used in):
Operating activities	$12,010	$26,652	$(14,642)	(54.9%)
Investing activities	(1,508)	(414)	(1,094)	n/m
Financing activities	(9,081)	(8,562)	(519)	6.1%
Effects of exchange rate changes on cash and cash equivalents	961	(106)	1,067	n/m
Net (decrease)/increase in cash and cash equivalents	$2,382	$17,570	$(15,188)	86.4%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the six months ended June 30, 2025, cash provided by operating activities decreased $14.6 million compared to the six months ended June 30, 2024. The decrease is driven by timing differences in the collection of accounts receivable and payments made and higher inventory purchases, partly offset by increase in net income, net of non-cash adjustments.

Investing Activities
During the six months ended June 30, 2025, cash used in investing activities was $1.5 million as compared to $0.4 million for the six months ended June 30, 2024. The increase was primarily due to capital expenditures related to the new New York, London and Singapore offices.
Financing Activities
During the six months ended June 30, 2025 compared to the six months ended June 30, 2024, net cash used by financing activities increased by $0.5 million, primarily driven by higher volume of share repurchases in the six months ended June 30, 2025 compared to the prior year period. See Note 10, Stockholders' Equity, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion on share repurchases.
Debt
We had an immaterial amount of debt outstanding as of June 30, 2025 and December 31, 2024, which was related to vehicle loans.
Revolving Credit Facility
In May 2020, the Company entered into the 2020 Credit Facility, which currently provides for committed borrowings of $60 million. On February 14, 2025, the 2020 Credit Facility was amended, extending the maturity five years to February 13, 2030.
Starting in December 2022, borrowings on the 2020 Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus the Spread; or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company was subject to unused commitment fees ranging from 0.10% and 0.20% on the unused amount of the line of credit in the year ended December 31, 2024, with the rate based on the Company’s leverage ratio (as defined in the credit agreement). As of February 14, 2025, the unused commitment fees range from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
The outstanding balance on the Revolving Facility was zero as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of June 30, 2025 was less than $0.1 million.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of June 30, 2025 and December 31, 2024, the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the 2020 Credit Facility as of June 30, 2025 and December 31, 2024.
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
The total notional values of our forward exchange contracts were $89.2 million and $107.4 million as of June 30, 2025 and December 31, 2024, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $3.9 million for the six months ended June 30, 2025, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $1.2 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of June 30, 2025, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Tariff and Inflation Risks
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight, and to changes in the strength of the U.S. dollar. In the six months ended June 30, 2025, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. During the first quarter of 2025, various tariffs were announced on imports into the U.S. On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific tariffs for select trading partners, on all U.S. imports. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. The actual future tariff environment is quite uncertain.. The imposition of the baseline 10% tariff will increase our costs of goods sold. The uncertainty of future tariffs could also cause disturbances in ocean shipping capacity that could effect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the six months ended June 30, 2025, sales to two customers represented approximately 45% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of June 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended June 30, 2025 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
April 1, 2025 - April 30, 2025	284,728	$30.04	867,947	$42.1
May 1, 2025 - May 31, 2025	—	$—	—	$—
June 1, 2025 - June 30, 2025	—	$—	—	$—

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Repurchase     Program") authorizing the Company to repurchase up to $40.0 million of Common Stock, which was increased to a total of $65.0 million on April 28, 2025. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits, and may be suspended or discontinued at any time. During the three months ended June 30, 2025, the Company repurchased 284,728 shares at a cost of $8.6 million under the Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 8, 2025, Verlinvest Beverages SA, a significant stockholder of the Company, completed a block sale of 3,766,762 shares of the Company’s common stock at a price of $34.25 per share in a private transaction facilitated by Bank of America Securities, Inc. The transaction was executed pursuant to Rule 144 under the Securities Act of 1933, as amended.

Following the transaction, Verlinvest Beverages SA beneficially owns approximately 12.5% of the Company’s outstanding common stock, down from 19.1% prior to the transaction.

The transaction does not affect the Company’s capital structure or operations. This sale was undertaken as part of Verlinvest Beverages SA’s ongoing portfolio management strategy and does not reflect any disagreement with the Company’s management or operations.

Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended June 30, 2025:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Corey Baker	Chief Financial Officer	Adoption	May 12, 2025	August 11, 2025 to March 31, 2026	Up to 10,000 shares of Common Stock, subject to a daily maximum of 1,000 shares
The Michael Kirban 2012 Trust	A trust controlled by Michael Kirban (Co-Founder, Executive Chairman and Chairman of the Board)	Adoption	June 5, 2025	September 4, 2025 to September 30, 2026	Up to 150,000 shares of Common Stock, subject to a daily maximum of 30,000 shares
Ira Liran	Director	Adoption	May 7, 2025	August 8, 2025 to August 10, 2026	Up to 180,000 shares of Common Stock
The Ira Liran 2012 Family Trust	A trust controlled by Ira Liran	Adoption	May 7, 2025	August 8, 2025 to August 10, 2026	Up to 270,000 shares of Common Stock
Charles Van Es	Chief Sales Officer	Adoption	June 13, 2025	September 12, 2025 to March 15, 2026	Up to 60,000 shares of Common Stock

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.3+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.4	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1+X	Third Amendment to the Manufacturing and Purchasing Agreement, by and between Century Pacific Agricultural Ventures, Inc. and All Market Singapore Pte. Ltd, dated as of June 12, 2025.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
**   Furnished herewith.
+    Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
X Certain portions of this exhibit (indicated by "[***]") have been redacted pursuant to Regulations S-K, Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: July 30, 2025	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2025	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)