Form 10-Q
period 2025-09-30
Vita Coco Company, Inc.
filed 2025-10-29
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-40950
____________________
The Vita Coco Company, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________

Delaware	11-3713156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Fifth Avenue Second Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, there were 56,948,258 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$203,705	$164,669
Accounts receivable, net of allowance of $3,469 at September 30, 2025, and $2,255 at December 31, 2024	103,387	63,450
Inventory	84,418	83,600
Supplier advances, current	767	954
Derivative assets	2,177	1,382
Prepaid expenses and other current assets	28,876	27,236
Total current assets	423,330	341,291
Property and equipment, net	7,207	2,351
Goodwill	7,791	7,791
Supplier advances, long-term	2,392	2,254
Deferred tax assets, net	6,098	6,100
Right-of-use assets, net	11,896	385
Other assets	2,580	2,209
Total assets	$461,294	$362,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,262	$30,758
Accrued expenses and other current liabilities	99,775	65,603
Notes payable, current	5	10
Derivative liabilities	1,415	6,895
Total current liabilities	123,457	103,266
Notes payable, long-term	—	3
Operating lease liability, long-term	14,006	—
Other long-term liabilities	98	295
Total liabilities	137,561	103,564
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 64,027,120 and 63,702,387 shares issued at September 30, 2025 and December 31, 2024, respectively; 56,948,258 and 56,961,941 shares outstanding at September 30, 2025 and December 31, 2024, respectively	640	637
Additional paid-in capital	181,992	174,077
Retained earnings	222,487	156,694
Accumulated other comprehensive income (loss)	549	(860)
Treasury stock, 7,078,862 shares at cost as of September 30, 2025, and 6,740,446 shares at cost as of December 31, 2024.	(81,935)	(71,731)
Total stockholders’ equity	323,733	258,817
Total liabilities and stockholders’ equity	$461,294	$362,381
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$182,313	$132,906	$481,993	$388,720
Cost of goods sold	113,645	81,344	303,975	231,244
Gross profit	68,668	51,562	178,018	157,476
Operating expenses
Selling, general and administrative	40,745	30,967	105,680	87,941
Income from operations	27,923	20,595	72,338	69,535
Other income (expense)
Unrealized gain/(loss) on derivative instruments	2,391	2,592	6,275	(5,896)
Foreign currency gain/(loss)	(1,411)	550	(349)	472
Interest income	1,776	1,876	4,794	5,026
Other income	—	—	155	—
Total other income (expense)	2,756	5,018	10,875	(398)
Income before income taxes	30,679	25,613	83,213	69,137
Income tax expense	6,676	6,362	17,420	16,555
Net income	$24,003	$19,251	$65,793	$52,582

Other comprehensive income (loss)
Foreign currency translation adjustment	(277)	784	1,409	$805
Total comprehensive income attributable to The Vita Coco Company, Inc.	$23,726	$20,035	$67,202	$53,387

Net income per common share
Basic	$0.42	$0.34	$1.16	$0.93
Diluted	$0.40	$0.32	$1.10	$0.89
Weighted-average number of common shares outstanding
Basic	56,850,812	56,769,410	56,879,627	56,688,362
Diluted	59,878,602	59,314,805	59,832,067	59,099,179
-
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)		Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital				Shares	$ Amount
Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)		6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	14,238	—		—	—	14,238
Purchase of treasury stock	—	—	—	—	—	—	—	—	—		391,544	(9,235)	(9,235)
Stock-based compensation	—	—	—	—	—	—	2,109	—	—		—	—	2,109
Exercise of stock awards	176,284	2	—	—	176,284	2	151	—	—		—	—	153
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(12)		—	—	(12)
Balance at March 31, 2024	55,198,632	552	8,113,105	81	63,311,737	633	163,674	114,980	(661)		6,627,744	(68,936)	209,690
Net income	—	—	—	—	—	—	—	19,093	—		—	—	19,093
Stock-based compensation	—	—	—	—	—	—	2,399	—	—		—	—	2,399
Exercise of stock awards	91,376	1	—	—	91,376	1	790	—	—		—	—	791
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33		—	—	33
Balance at June 30, 2024	55,290,008	$553	8,113,105	$81	63,403,113	$634	$166,863	$134,073	$(628)		6,627,744	$(68,936)	$232,006
Net income	—	—	—	—	—	—	—	19,251	—		—	—	19,251
Purchase of treasury stock	—	—	—	—	—	—	0	—	—	—	112,702	(2,795)	(2,795)
Stock-based compensation expense	—	—	—	—	—	—	2,141	—	—		—	—	2,141
Exercise of stock awards	69,172	1	—	—	69,172	1	732	—	—		—	—	733
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	784		—	—	784
Balance at September 30, 2024	55,359,180	$554	8,113,105	$81	63,472,285	$635	$169,736	$153,324	$156		6,740,446	$(71,731)	$252,120

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	18,882	—	—	—	18,882
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	48,973	(1,501)	(1,501)
Stock-based compensation	—	—	—	—	—	—	2,186	—	—	—	—	2,186
Exercise of stock awards	105,332	1	—	—	105,332	1	(1,022)	—	—	—	—	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	495	—	—	495
Balance at March 31, 2025	55,694,614	$557	8,113,105	$81	63,807,719	$638	$175,241	$175,576	$(365)	6,789,419	$(73,232)	$277,858

Net income	—	—	—	—	—	—	—	22,908	—	—	—	22,908
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	284,728	(8,552)	(8,552)
Stock-based compensation	—	—	—	—	—	—	2,962	—	—	—	—	2,962
Exercise of stock awards	69,409	1	—	—	69,409	1	571	—	—	—	—	572
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,191	—	—	1,191

Balance at June 30. 2025	55,764,023	$558	8,113,105	$81	63,877,128	$639	$178,774	$198,484	$826	7,074,147	$(81,784)	$296,939
Net income	—	—	—	—	—	—	—	24,003	—	—	—	24,003
Purchase of Treasury Shares	—	—	—	—	—	—	—	—	—	4,715	(151)	(151)
Stock-based compensation	—	—	—	—	—	—	2,975	—	—	—	—	2,975
Exercise of stock awards	149,992	1	—	—	149,992	1	243	—	—	—	—	244
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(277)	—	—	(277)
Balance at September 30, 2025	55,914,015	$559	8,113,105	$81	64,027,120	$640	$181,992	$222,487	$549	7,078,862	$(81,935)	$323,733
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$65,793	$52,582
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	636	540
Amortization of debt issuance cost	11	—
Loss on disposal of equipment	—	13
Provision (recovery) for credit losses	1,300	(665)
Unrealized (gain)/loss on derivative instruments	(6,275)	5,896
Stock-based compensation	8,123	6,649
Impairment loss on Runa assets	185	—
Noncash lease expense	1,052	764
Changes in operating assets and liabilities:
Accounts receivable	(39,706)	(26,910)
Inventory	(302)	(13,974)
Prepaid expenses, net supplier advances, and other assets	345	(2,585)
Accounts payable, accrued expenses, and other liabilities	19,907	13,667
Net cash provided by operating activities	51,069	35,977
Cash flows from investing activities:
Cash paid for property and equipment	(4,921)	(849)
Net cash used in investing activities	(4,921)	(849)
Cash flows from financing activities:
Proceeds from exercise of stock awards	2,281	1,676
Cash paid on notes payable	(8)	(10)
Cash paid to acquire treasury stock	(10,204)	(12,030)
Net cash used in financing activities	(7,931)	(10,364)
Effects of exchange rate changes on cash and cash equivalents	833	333
Net increase in cash and cash equivalents	39,050	25,097
Cash, cash equivalents and restricted cash at beginning of the period (1)	165,933	132,867
Cash, cash equivalents and restricted cash at end of the period (1)	$204,983	$157,964
1Includes $1,278 and $1,258 of restricted cash as of September 30, 2025 and 2024, respectively, reported in other current assets on the condensed consolidated balance sheet.
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands ("Private Label"), predominantly in the United States ("U.S."). Other products include coconut milk, coconut oil, water (under the brand name Ever & Ever), protein infused fitness drinks (under the brand name PWR LIFT), and other revenue transactions (e.g., bulk product sales). The Company completed an initial public offering (the "IPO") of its Common Stock in October 2021.
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
During the nine months ended September 30, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers, for which two customers in aggregate represented 45% and 48% of total net sales for the nine months ended September 30, 2025 and 2024, respectively. In addition, the two customers in aggregate also accounted for 36% and 30% of total accounts receivable as of September 30, 2025 and December 31, 2024, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on the Company's major customers.
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

Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 removes the existing project stage model and introduces new capitalization criteria based on management authorization and the probability of project completion. It also clarifies the treatment of software development uncertainty and incorporates guidance on website development costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient that allows entities to estimate expected credit losses for current trade receivables and contract assets (within the scope of ASC 606) based on the assumption that current economic conditions will persist over the asset’s remaining life.

The expedient applies only to receivables and contract assets that are expected to be collected within one year (or the operating cycle, if longer) and is intended to reduce complexity in applying the credit loss model under Topic 326. The standard is effective for the Company for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments must be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires expenses in the consolidated statement of operations to be disaggregated into functional categories and separate significant individual expense items that are material to the understanding of the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued ASU 2025-01, which clarified the adoption date to include interim periods with annual reporting periods after December 31, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires public entities, on an annual basis, to provide disclosure of specific categories in the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption to have a material effect on its consolidated financial statements.
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
•Private Label—This product category consists of all Private Label products, which includes coconut water and oil. The Company determined the production and distribution of Private Label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, the Company recognizes the revenue for the production of these Private Label products over time as the production for open purchase orders occurs, which may be prior to any shipment.
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

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended September 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$132,438	$21,939	$154,377
Private Label	14,360	8,137	22,497
Other	4,926	513	5,439
Total	$151,724	$30,589	$182,313

	Three Months Ended September 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$94,013	$14,883	$108,896
Private Label	16,489	4,800	21,289
Other	1,744	977	2,721
Total	$112,246	$20,660	$132,906

	Nine Months Ended September 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$339,006	$54,998	$394,004
Private Label	50,242	19,118	69,360
Other	17,037	1,592	18,629
Total	$406,285	$75,708	$481,993

	Nine Months Ended September 30, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$262,029	$38,500	$300,529
Private Label	63,897	14,768	78,665
Other	6,913	2,613	9,526
Total	$332,839	$55,881	$388,720
4. INVENTORY
Inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw materials and packaging	$3,537	$3,536
Finished goods	80,881	80,064
Inventory	$84,418	$83,600
5. GOODWILL
Goodwill consists of the following:

	September 30, 2025	December 31, 2024
Goodwill	$7,791	$7,791

All of the Company’s goodwill is associated with a June 2018 acquisition. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since the acquisition in accordance with ASC Topic 350 - Intangibles, Goodwill & Other.
6. DEBT
The table below details the outstanding balances on the Company’s debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Notes payable
Vehicle loans	5	13
	$5	$13
Current	5	10
Non-current	$—	3
2020 Credit Facility
In May 2020, the Company entered into a five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which provides for committed borrowings of $60,000 (the "2020 Credit Facility"). On February 14, 2025, the 2020 Credit Facility was amended, extending the maturity date five years to February 13, 2030. In connection with the amendment, the Company capitalized $90 of deferred financing costs, which are being amortized over the term of the facility. As of September 30, 2025, the unamortized deferred financing fees related to the revolver totaled $79 and are included in Other assets on the Company’s condensed consolidated balance sheet.
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
As of September 30, 2025 and December 31, 2024, the Company had no outstanding balance and $60,000 undrawn and available under its amended 2020 Credit Facility. The Company incurred no interest expense for the 2020 Credit Facility for the nine months ended September 30, 2025 and September 30, 2024, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $19 and $15 for the three months ended September 30, 2025 and September 30, 2024, respectively. The unused commitment fee for the 2020 Credit Facility amounted to $54 and $46 for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The 2020 Credit Facility is collateralized by substantially all of the Company’s assets.
The 2020 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The 2020 Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of September 30, 2025, the Company was in compliance with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.6% to 5.7%.

7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of September 30, 2025 and December 31, 2024, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024
Customer A	20%	25%	20%	13%
Customer B	25%	23%	16%	17%
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
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Nine Months Ended September 30,
	2025	2024
Supplier A	16%	19%
Supplier B	13%	13%
Supplier C	11%	7%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of September 30, 2025 and December 31, 2024, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$20,437	$1,993	Derivative assets
Receive THB/sell USD	11,897	140	Derivative assets
Receive Eur/pay USD	428	23	Derivative assets
Receive USD/pay CAD	4,334	21	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$15,224	$(926)	Derivative liabilities
Receive USD/pay EUR	5,294	(417)	Derivative liabilities
Receive USD/sell THB	1,670	(72)	Derivative liabilities

December 31, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay EUR	$9,060	$458	Derivative assets
Receive USD/pay GBP	26,303	464	Derivative assets
Receive USD/pay CAD	8,486	460	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$28,066	$(623)	Derivative liabilities
Receive BRL/sell USD	35,443	(6,272)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025	2024
Unrealized gain/(loss) on derivative instruments	$2,391	$2,592
Foreign currency gain/(loss)	$(882)	$(610)

	Nine Months Ended September 30,
	2025	2024
Unrealized gain/(loss) on derivative instruments	$6,275	$(5,896)
Foreign currency gain/(loss)	$(3,503)	$185
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
September 30, 2025	$—	$762	$—	$762
December 31, 2024	$—	$(5,513)	$—	$(5,513)
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board.

As of September 30, 2025 and December 31, 2024, the Company held 7,078,862 and 6,740,446 shares, respectively, in treasury stock. As of September 30, 2025 and December 31, 2024, the Company had 2,810,185 and 3,254,762 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $40,000 of Common Stock. On April 28, 2025, the Company's Board approved an additional $25,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $65,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 4,715 shares during the three months ended September 30, 2025 at a cost of $151. The Company repurchased 338,416 shares under the Repurchase Program at a cost of $10,204 during the nine months ended September 30, 2025. The Company repurchased 504,246 shares under the Repurchase Program at a cost of $12,030 during the year ended December 31, 2024. As of September 30, 2025, the Company had $41,993 remaining under the Repurchase Program.
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
In October 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), dividend equivalents, stock payments, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. For the year beginning January 1, 2025, the Board elected not to increase the shares available for the 2021 Plan. As of September 30, 2025, only stock options, RSUs, and PSUs have been granted under the 2021 Plan.
For the three and nine months ended September 30, 2025 and 2024, the Company recorded stock compensation costs totaling:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reduction in revenue (1)	$—	$—	$—	$151
Selling, general & administrative expenses	$2,975	$2,141	$8,123	$6,498
Total stock compensation expense	$2,975	$2,141	$8,123	$6,649

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
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the nine months ended September 30, 2025:

Number of Stock Options

Outstanding—December 31, 2024	3,054,060
Granted	201,100
Exercised	216,231
Forfeited or expired	25,443
Outstanding—September 30, 2025	3,013,486
Exercisable—September 30, 2025	2,290,300
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

Option Awards with Performance and Market-based Vesting Conditions
The Company also has outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and Adjusted EBITDA targets. During the nine months ended September 30, 2025, there were no grants of stock option awards with performance-based vesting conditions.
Service-based and Performance-based Restricted Stock
RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the nine months ended September 30, 2025 and September 30, 2024, the Company also granted PSUs, which are subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets. The following table summarizes the RSU and PSU activity for the nine months ended September 30, 2025:

	Number of RSU Awards	Number of PSU Awards
Non-vested - December 31, 2024	634,803	74,579
Granted	206,506	71,140
Vested	183,611	—
Forfeited/Cancelled	20,848	1,528
Non-vested - September 30, 2025	636,850	144,191
12. INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $6,676 and $6,362, respectively, in its condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $17,420 and $16,555, respectively, in its condensed consolidated statements of operations.

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

As of September 30, 2025 and December 31, 2024, the Company recorded a liability of $88 and $106, respectively, for income tax uncertainties recorded in the Company's condensed consolidated balance sheet and consolidated balance sheet, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized interest and penalties related to income tax uncertainties of $6 and $0, respectively, in its condensed consolidated statement of operations for the nine months ended September 30, 2025 and 2024. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2022 and December 31, 2024.

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

13. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:

Net income	$24,003	$19,251	$65,793	$52,582
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,850,812	56,769,410	56,879,627	56,688,362
Effect of conversion of stock options	3,027,790	2,545,395	2,952,440	2,410,817
Weighted-average number of common shares used in earnings per share—diluted	59,878,602	59,314,805	59,832,067	59,099,179
Earnings per share—basic	$0.42	$0.34	$1.16	$0.93
Earnings per share—diluted	$0.40	$0.32	$1.10	$0.89
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Options to purchase Common Stock and RSUs	201,443	203,880	250,878	237,620
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

Information about the Company’s operations by operating segment as of and for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$182,313	$132,906	$481,993	$388,720
Americas	151,724	112,246	406,285	332,839
International	30,589	20,660	75,708	55,881
Cost of goods sold	$113,645	$81,344	$303,975	$231,244
Americas	93,859	68,683	$255,062	$196,196
International	19,786	12,661	$48,913	$35,048
Gross profit	$68,668	$51,562	$178,018	$157,476
Americas	57,866	43,563	151,224	136,643
International	10,802	7,999	26,794	20,833

	As of September 30,	As of December 31,
	2025	2024
Total segment assets	$461,294	$362,381
Americas	310,408	241,894
International	150,886	120,487

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation:	2025	2024	2025	2024
Total gross profit	$68,668	$51,562	$178,018	$157,476
Less:
Selling, general, and administrative expenses	40,745	30,967	105,680	87,941
Income from operations	$27,923	$20,595	$72,338	$69,535
Less:
Unrealized gain/(loss) on derivative instruments	2,391	2,592	6,275	(5,896)
Foreign currency gain/(loss)	(1,411)	550	(349)	472
Interest income	1,776	1,876	4,794	5,026
Other income	—	—	155	—
Income before income taxes	$30,679	$25,613	$83,213	$69,137

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

	Nine Months Ended September 30,
	2025	2024
United States	$377,382	$311,168
United Kingdom	50,851	40,801
All other countries(1)	53,760	36,751
Net sales	$481,993	$388,720
___________

(1)	No individual country is greater than 10% of total net sales for the nine months ended September 30, 2025 and 2024.
The following table provides information related to the Company’s property and equipment, net by country:

	September 30, 2025	December 31, 2024
United States	$4,342	$758
Singapore	$2,252	$1,280
United Kingdom	613	173
All other countries(1)	—	140
Property and equipment, net	$7,207	$2,351
___________

(1)
No individual country is greater than 10% of total property and equipment, net as of September 30, 2025 and December 31, 2024. The Company impaired the land held for use in Ecuador on September 30, 2025.

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

23

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

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Coco Ventures Limited purchases coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585. Per the joint venture agreement, the Company shall contribute its portion of capital funding per the operational funding requirement of the joint venture's business operations. The Company recorded the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment is accounted for using the equity method of accounting in accordance with ASC 323. In the nine months ended September 30, 2025, the Company contributed $104 as a part of initial capital funding. Coco Ventures Limited commenced operations in February 2025.
17. LEASES
In August 2024, the Company signed a lease agreement for a new office in New York, New York. The Company's existing New York office lease expired on April 30, 2025, and was extended to October 31, 2025 to allow for a smooth transition to the Company's new New York office. The operating lease commenced on January 1, 2025 and terminates in December 2034, with an option to extend for an additional two years. The Company recognized right-of-use assets and lease liabilities of $10,002 and $11,692, respectively, upon lease commencement on the Company’s condensed consolidated balance sheet. Additionally, upon signing the agreement, the Company was required to establish a letter of credit of $920 as a security deposit which may be used in case of delinquency, which is accounted for as restricted cash. In addition, in November 2024, the Company signed a lease agreement for a new office in London, United Kingdom. The operating lease commenced on January 2, 2025 and terminates in December 2030. The Company recognized right-of-use assets and lease liabilities of $1,140 and $1,252 respectively, upon lease commencement on the Company’s condensed consolidated balance sheet. In April 2025, the Company signed an agreement for a new office in Singapore. The operating lease commenced on April 1, 2025 and terminates in June 2030. The Company recognized right-of-use assets and lease liabilities of $1,564 and $1,564 respectively, upon lease commencement on the Company’s condensed consolidated balance sheet.

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of September 30, 2025	As of December 31, 2024
Operating lease right-of-use assets	Right-of-use assets, net	$11,896	$385
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$771	$422
Non-current portion of operating lease liabilities	Operating lease liabilities, long-term	$14,006	$—

24

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

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, and milk offerings. Our other brands include Ever & Ever, a sustainably packaged water, and PWR LIFT, a protein-infused fitness drink. We also previously offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023 ("Runa"). We supply Private Label products to key retailers in both the coconut water and coconut oil categories. Additionally, we generate revenue from bulk product sales to beverage and food companies.

As of September 30, 2025, we source our products from a diversified global network of approximately 20 factories and co-packers, supported by coconut farmers across seven countries. As we do not own any of these facilities, our supply chain is a fixed asset-lite model designed to better service our customers and react to changes in the market or consumer preferences.

Vita Coco is available in over 35 countries, with our primary markets located in North America, the United Kingdom, and Germany. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and food service channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.
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

•Uncertainty in the macroeconomic environment resulting from geopolitical and economic instability (including the effects of current wars and other international conflicts) and variability in interest rates, foreign exchange rates, tariffs and other import related fees, and inflation and instability on transportation costs may affect our global supply chain. Additionally, as further discussed below, the extent and duration of tariffs imposed by the U.S. government on other countries and reciprocal tariffs placed on U.S. goods in response thereto remains uncertain and may depend on various factors, including negotiations and relationships between the U.S. and affected countries, tariff exemptions, negative sentiment toward U.S. companies and products, and availability of domestic alternatives in our supply chain. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on our business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” of the Form 10-K.

•The U.S. government implemented a 10% baseline tariff, plus country-specific rates, effective April 2, 2025, with revised reciprocal tariffs announced in early August 2025, of approximately 20% (including the baseline tariff) for Asian countries from which we source, and 50% for Brazil. We source to the U.S. primarily from the Philippines and Brazil, with additional supply from Thailand, Vietnam, Malaysia, Sri Lanka, Canada, Mexico, and Indonesia; however, currently, our Mexico and Canada imports remain exempt under the United States-Mexico-Canada Agreement (“USMCA”). The tariffs are being challenged in the U.S. legal system and will be reviewed by the Supreme Court in November 2025. The tariffs currently remain in effect, and we are assuming for purposes of our business operations that the tariffs will be in effect indefinitely at a current blended tariff rate of approximately 23% based on end-of-quarter sourcing. It has been suggested that in individual country trade deals, waivers for tariffs may be granted for natural resources not available in the U.S. at scale to meet U.S. demand. We believe this classification could be applicable to coconut water and we are lobbying to encourage that coconut water is included in any trade agreements with our sourcing countries. The uncertainty around the long-term tariff rates presents significant challenges to our operations and supply chain, and may result in future results being significantly different than any outlook given. The uncertainty could also cause disturbances in ocean shipping capacity and create inflationary effects on our costs. We are monitoring the evolving tariff landscape and pursuing pricing adjustments, sourcing strategy modifications, and other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impacts of such tariffs or that the imposition of tariffs, and the resulting economic impact on the U.S. market and consumer, will not materially affect our financial results. The overall impact on our business related to tariffs depends on multiple factors, including the timing, duration and size of any tariffs, future changes to tariff rates, scope, or enforcement of such tariffs, reciprocal measures by impacted trade partners, inflationary effects, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. The tariffs, any retaliatory measures, or other trade restrictions, could materially and adversely affect our business.

•Our sales to one of our major customers include branded and Private Label product. As discussed in the Form 10-K, the Private Label coconut oil business with this customer discontinued in early 2024 and we expect Private Label coconut water net sales in 2025 with this customer to be impacted by the loss of some regions, which started primarily in the second quarter of 2025. During the third quarter of 2025, we were requested to restart supply for one of these lost regions in early 2026.

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
Cost of Goods Sold
Cost of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight, duties and tariffs, shipping and packaging supplies, and warehouse fulfillment costs.
Gross Profit and Gross Margin
Gross profit is net sales less cost of goods sold, and gross margin is gross profit as a percentage of net sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channels through which we sell our products, the promotional environment in the marketplace, manufacturing costs, commodity prices, warehouse costs, tariffs, and transportation rates. We expect that our gross margin will fluctuate from period to period depending on the interplay of these variables.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024, respectively:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$182,313	$132,906	$481,993	$388,720
Cost of goods sold	113,645	81,344	303,975	231,244
Gross profit	68,668	51,562	178,018	157,476
Operating expenses
Selling, general, and administrative	40,745	30,967	105,680	87,941
Income from operations	27,923	20,595	72,338	69,535
Other income (expense)
Unrealized gain/(loss) on derivative instrument	2,391	2,592	6,275	(5,896)
Foreign currency gain/(loss)	(1,411)	550	(349)	472
Interest income	1,776	1,876	4,794	5,026
Other income	—	—	155	—
Total other income (expense)	2,756	5,018	10,875	(398)
Income before income taxes	30,679	25,613	83,213	69,137
Income tax expense	6,676	6,362	17,420	16,555
Net income	$24,003	$19,251	$65,793	$52,582

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$132,438	$94,013	$38,425	40.9%	$339,006	$262,029	$76,977	29.4%
Private Label	14,360	16,489	(2,129)	(12.9)%	50,242	63,897	(13,655)	(21.4)%
Other	4,926	1,744	3,182	182.5%	17,037	6,913	10,124	146.4%
Subtotal	$151,724	$112,246	$39,478	35.2%	$406,285	$332,839	$73,446	22.1%
International segment
Vita Coco Coconut Water	$21,939	$14,883	$7,056	47.4%	54,998	38,500	$16,498	42.9%
Private Label	8,137	4,800	3,337	69.5%	19,118	14,768	4,350	29.5%
Other	513	977	(464)	(47.5)%	1,592	2,613	(1,021)	(39.1)%
Subtotal	$30,589	$20,660	$9,929	48.1%	$75,708	$55,881	$19,827	35.5%
Total net sales	$182,313	$132,906	$49,407	37.2%	$481,993	$388,720	$93,273	24.0%
For the three months ended September 30, 2025, the primary driver of the consolidated net sales increase of 37.2% was strong Vita Coco Coconut Water volume growth. Vita Coco Coconut Water net sales increased 41.8%, underpinned by a case equivalents ("CE") volume increase of 31.2%. Other category growth of 99.9% was driven by the continued U.S. rollout of Vita Coco Treats. Private Label net sales increased 5.7% driven by growth in the International segment. For the nine months ended September 30, 2025, the consolidated net sales increase of 24.0% was driven by Vita Coco Coconut Water, which had a 31.1% net sales increase, with a case equivalents CE volume increase of 25.8%. Other category growth of 95.6% was driven by the continued U.S. rollout of Vita Coco Treats. This was partially offset by Private Label net sales decline of 11.8% resulting from the loss of Private Label coconut water service regions for multiple customers in the U.S. in addition to the transition out of Private Label coconut oil sales to a major customer that began in the first quarter of 2024.

Volume in Case Equivalents
The following table provides a comparative summary of the percentage change in our volume in CE for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, by operating segment and product category:

	Percentage Change - Three Months Ended September 30, 2025 vs. 2024
	Americas	International	Total
Vita Coco Coconut Water	30.3%	35.9%	31.2%
Private Label	(11.7)%	71.1%	8.3%
Other	236.6%	(73.5)%	195.8%
Total volume (CE)	25.4%	44.1%	28.8%

	Percentage Change - Nine Months Ended September 30, 2025 vs. 2024
	Americas	International	Total
Vita Coco Coconut Water	24.8%	30.8%	25.8%
Private Label	(16.6)%	37.1%	(5.3)%
Other	211.6%	(16.1)%	191.2%
Total volume (CE)	18.7%	32.2%	21.0%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil. We may have immaterial sales of raw materials at times that are treated as zero CEs for the purposes of these calculations.
Americas Segment
Net sales in the Americas segment increased $39.5 million, or 35.2%, to $151.7 million for the three months ended September 30, 2025 from $112.2 million for the three months ended September 30, 2024. The increase was primarily driven by CE volume growth of 30.3% of Vita Coco Coconut Water, partially offset by a decrease in volume due to the loss of Private Label coconut water service regions for several customers beginning in the first half of 2025. For the nine months ended September 30, 2025, Americas net sales increased $73.4 million, or 22.1%, to $406.3 million from $332.8 million for the nine months ended September 30, 2024. The increase was primarily driven by CE volume growth of 24.8% of Vita Coco Coconut Water, partially offset by the Private Label decline.
Vita Coco Coconut Water net sales increased $38.4 million, or 40.9%, to $132.4 million for the three months ended September 30, 2025, from $94.0 million for the three months ended September 30, 2024. The increase was the result of CE volume growth of 30.3% due to increased demand coupled with pricing benefits from higher front line price increases implemented in the quarter. Vita Coco Coconut Water net sales increased $77.0 million, or 29.4%, to $339.0 million for the nine months ended September 30, 2025, from $262.0 million for the nine months ended September 30, 2024. The increase was the result of CE volume growth of 24.8% due to strong consumer demand coupled with the impact of the aforementioned price increases.
Private Label net sales decreased $2.1 million, or 12.9%, to $14.4 million for the three months ended September 30, 2025, from $16.5 million for the three months ended September 30, 2024, due to a decrease in the Private Label business as outlined above, resulting in a CE volume decrease of 11.7%. Private Label net sales decreased $13.7 million, or 21.4%, to $50.2 million for the nine months ended September 30, 2025, from $63.9 million for the nine months ended September 30, 2024. The decrease was the result of CE volume decline of 16.6% due to the aforementioned losses of Private Label coconut oil and coconut water business.
Net sales from Other products increased by $3.2 million, or 182.5%, to $4.9 million for the three months ended September 30, 2025 from $1.7 million for the three months ended September 30, 2024, primarily due to the continued national rollout of Vita Coco Treats in the U.S. Net sales from Other products increased by $10.1 million, or 146.4%, to $17.0 million for the nine months ended September 30, 2025 from $6.9 million for the nine months ended September 30, 2024, driven by CE volume increase of 211.6%, driven by the continued rollout of Vita Coco Treats.

International Segment
International net sales increased by $9.9 million, or 48.1%, to $30.6 million for the three months ended September 30, 2025, from $20.7 million for the three months ended September 30, 2024. The growth was primarily driven by a 44.1% increase in CE volume, reflecting strong performance in Germany and the United Kingdom, partially offset by softness in China. For the nine months ended September 30, 2025, International net sales increased by $19.8 million, or 35.5%, to $75.7 million, up from $55.9 million for the nine months ended September 30, 2024. The increase was largely attributable to CE volume growth of 32.2%, led by Germany and the United Kingdom, partially offset by softness in China.
Vita Coco Coconut Water net sales increased by $7.1 million, or 47.4%, to $21.9 million, for the three months ended September 30, 2025, from $14.9 million, for the three months ended September 30, 2024. The increase was primarily driven by higher volume in Europe due to strong demand for our products, along with some favorable pricing and foreign exchange rate benefits. Vita Coco Coconut Water net sales increased by $16.5 million, or 42.9%, to $55.0 million for the nine months ended September 30, 2025, from $38.5 million, for the nine months ended September 30, 2024. The increase was primarily driven by strong CE volume growth in Europe coupled with pricing benefits.
Private Label net sales increased $3.3 million, or 69.5%, to $8.1 million for the three months ended September 30, 2025 from $4.8 million for the three months ended September 30, 2024. The increase was driven primarily by Private Label coconut water CE volume growth in Europe. Private Label net sales increased $4.4 million, or 29.5%, to $19.1 million for the nine months ended September 30, 2025 from $14.8 million for the nine months ended September 30, 2024. The increase was driven primarily by CE volume growth in Europe Private Label coconut water sales.
Net sales from Other products decreased 47.5% and 39.1% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year, primarily driven by the decrease in sales of Vita Coco coconut oil.
Gross Profit

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Cost of goods sold
Americas segment	$93,859	$68,681	$25,178	36.7%	$255,062	$196,195	$58,867	30.0%
International segment	19,786	12,663	7,123	56.3%	48,913	35,049	13,864	39.6%
Total cost of goods sold	$113,645	$81,344	$32,301	39.7%	$303,975	$231,244	$72,731	31.5%
Gross profit
Americas segment	$57,866	$43,563	$14,303	32.8%	$151,224	$136,643	$14,581	10.7%
International segment	10,802	7,999	2,803	35.0%	26,794	20,833	5,961	28.6%
Total gross profit	$68,668	$51,562	$17,106	33.2%	$178,018	$157,476	$20,542	13.0%
Gross margin
Americas segment	38.1%	38.8%		(70) bps	37.2%	41.1%		(390) bps
International segment	35.3%	38.7%		(340) bps	35.4%	37.3%		(190) bps
Consolidated	37.7%	38.8%		(110) bps	36.9%	40.5%		(360) bps

On a consolidated basis, cost of goods sold increased $32.3 million, or 39.7%, to $113.6 million for the three months ended September 30, 2025, from $81.3 million for the three months ended September 30, 2024. On a consolidated and segment basis, the increase was primarily driven by higher CE volume, higher rates for finished goods, and tariffs, partially offset by lower year on year ocean freight. Cost of goods sold increased by $72.7 million, or 31.5%, to $304.0 million for the nine months ended September 30, 2025, from $231.2 million for the nine months ended September 30, 2024. On a consolidated basis, the increase was primarily related to increased CE volume, higher finished goods and the impact of tariffs.
For the three months ended September 30, 2025, consolidated gross profit increased $17.1 million, or 33.2%, to $68.7 million, from $51.6 million for the three months ended September 30, 2024, primarily driven by higher CE volume and increased pricing. The increase was partially offset by increased rates for finished goods and tariff costs which altogether resulted in gross margin decline. For the nine months ended September 30, 2025, consolidated gross profit increased $20.5 million, or 13.0%, to $178.0 million, from $157.5 million for the nine months ended September 30, 2024, also primarily driven by higher CE volume and increased pricing, partially offset by increased rates for finished goods and transportation costs and the impact of tariffs. Gross margin decline for the nine months as compared to prior year resulted from higher finished goods and ocean freight costs in addition to the impact of tariffs, which were partially offset by branded coconut water pricing and favorable product mix.
Operating Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Selling, general, and administrative	$40,745	$30,967	$9,778	31.6%	105,680	87,941	17,739	20.2%
Selling, General and Administrative Expenses

For the three months ended September 30, 2025, SG&A increased $9.8 million, or 31.6%, versus the three months ended September 30, 2024. This was primarily driven by an increase of $4.3 million in people-related expenses, which includes increased headcount, bonus expenses and stock based compensation. Additionally, there was a $2.8 million increase in marketing expense primarily due to new product awareness campaigns for Vita Coco Treats and increased sales promotions costs, an increase of $1.2 million in higher reserves for bad debt, and $0.4 million related to an overlap of rent expense for the new New York office with the prior New York office. During the nine months ended September 30, 2025, SG&A increased $17.7 million, or 20.2%, versus the nine months ended September 30, 2024. The increase was primarily driven by an increase of $8.9 million in people-related expenses, $5.8 million in marketing expense due to new product awareness campaigns for Vita Coco Treats and sales promotions costs, $2.0 million of higher reserves for bad debt expenses, and $1.1 million related to the overlap of rent expense for the new New York office with the prior New York office. The increases were partially offset by a reduction of $2.5 million in sales related expenses.

Other Income (Expense), Net

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Unrealized gain/(loss) on derivative instruments	$2,391	$2,592	$(201)	(7.8%)	$6,275	$(5,896)	$12,171	n/m
Foreign currency gain/(loss)	(1,411)	550	(1,961)	n/m	(349)	472	(821)	n/m
Interest income	1,776	1,876	(100)	(5.3%)	4,794	5,026	(232)	(4.6%)
Other income	—	—	—	n/m	155	—	155	n/m
	$2,756	$5,018	$(2,262)	(45.1%)	$10,875	$(398)	$11,273	n/m
Unrealized Gain/(Loss) on Derivative Instruments
For the three months ended September 30, 2025 and 2024, we recorded gains of $2.4 million and $2.6 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended September 30, 2025 related to the hedging contracts for the BRL and THB. For the nine months ended September 30, 2025 and 2024, we recorded gains of $6.3 million and losses of $5.9 million, respectively, for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the nine months ended September 30, 2025 related to the hedging contracts for the BRL and THB, partially offset by the loss on hedging contracts for the GBP and EUR.
Foreign Currency Gain/(Loss)
For the three months ended September 30, 2025, the change in foreign currency loss was $2.0 million as compared to September 30, 2024. For the nine months ended September 30, 2025, the change in foreign currency loss was $0.8 million as compared to September 30, 2024. The change in all periods was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency. See "Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk" for further information.
Interest Income
For the three months ended September 30, 2025, interest income decreased $0.1 million compared to September 30, 2024 primarily due to lower interest rates in the 2025 period compared to the 2024 period. For the nine months ended September 30, 2025, interest income decreased $0.2 million as compared to September 30, 2024. The decrease in interest income was due to lower interest rates compared to prior year.

Other Income
For the nine months ended September 30, 2025, Other income of $0.2 million is due to the sale of intellectual property.
Income Tax Expense

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Income tax expense	6,676	6,362	$314	4.9%	$17,420	$16,555	$865	5.2%
Tax rate	21.8%	24.8%			20.9%	23.9%
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
For the nine months ended September 30, 2025 and 2024, our effective tax rate was 20.9% and 23.9%, respectively. The effective tax rate for the current period is lower than the U.S. statutory rate of 21% primarily as a result of discrete items recorded during the period. The effective tax rate for the period ending September 30, 2024 was higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. entity. The change in effective tax rates between the periods is primarily driven by the jurisdictional mix of the Company’s pre-tax profits and the windfall benefit of stock compensation exercises.
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

A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	24,003	19,251	65,793	52,582
Depreciation and amortization	228	196	636	540
Interest income	(1,776)	(1,876)	(4,794)	(5,026)
Income tax expense	6,676	6,362	17,420	16,555
EBITDA	29,131	23,933	79,055	64,651
Stock-based compensation (a)	2,975	2,141	8,123	6,649
Unrealized (gain)/loss on derivative instruments (b)	(2,391)	(2,592)	(6,275)	5,896
Foreign currency (gain)/loss (b)	1,411	(550)	349	(472)
Secondary Offering Costs (c)	—	—	—	(324)
Other adjustments (d)	1,264	—	2,886	—
Adjusted EBITDA	$32,390	$22,932	84,138	$76,400
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
(c)The amounts for the nine months ended September 30, 2024 relate to an expense waiver of certain costs incurred during the November 9, 2023 block trade. The Company did not receive any proceeds from the sale of the shares. For additional information regarding the expense waiver for the nine months ended September 30, 2024, see Note 15, Related Party Transactions, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(d)The three and nine months ended September 30, 2025 includes $0.6 million and $1.8 million, respectively, related to a one-time 2023 incentive program that is measured based on full-year 2025 performance structured differently from our other ongoing employee incentive programs, $0.4 million and $1.1 million, respectively, of overlapping rent expense related to our New York City office and $0.2 million of impairment loss related to the sale of Runa. The three months ended September 30, 2025 also includes $0.1 million of provision for credit losses related to the partially recovered prepaid inventory from a supplier recorded in the first half of 2025 (refer to the Form 10-K and the Form 10-Q for the quarterly period ended June 30, 2025 for further details). In the nine months ended September 30, 2025, these amounts were offset by $0.1 million of partial recoveries of prepaid inventory from a supplier (refer to the Form 10-K for further details) and a gain of $0.2 million from a sale of intellectual property.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $203.7 million and $164.7 million of cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the 2020 Credit Facility.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Cash flows provided by (used in):
Operating activities	$51,069	$35,977	$15,092	41.9%
Investing activities	(4,921)	(849)	(4,072)	n/m
Financing activities	(7,931)	(10,364)	2,433	(23.5%)
Effects of exchange rate changes on cash and cash equivalents	833	333	500	n/m
Net increase in cash and cash equivalents	$39,050	$25,097	$13,953	55.6%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the nine months ended September 30, 2025, cash provided by operating activities increased $15.1 million compared to the nine months ended September 30, 2024. The higher cash generation was driven by the increase in net income after adjusting for non-cash items and working capital improvement primarily due to higher cash spent for inventory purchases in the quarter ended September 30, 2024.
Investing Activities
During the nine months ended September 30, 2025, cash used in investing activities was $4.9 million compared to $0.8 million for the nine months ended September 30, 2024. The increase was primarily due to leasehold improvements related to the new New York, London, and Singapore offices.
Financing Activities
During the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, net cash used by financing activities decreased by $2.4 million, primarily driven by lower volume of share repurchases in the nine months ended September 30, 2025 compared to the prior year period offset by increased proceeds from the exercise of stock options. See Note 10, Stockholders' Equity, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion on share repurchases.
Debt
We had an immaterial amount of debt outstanding as of September 30, 2025 and December 31, 2024, which was related to vehicle loans.
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
The outstanding balance on the Revolving Facility was zero as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we were compliant with all financial covenants.
Vehicle Loans
We periodically enter into vehicle loans. Interest rates on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of September 30, 2025 was immaterial.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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

As of September 30, 2025 and December 31, 2024, the outstanding amounts related to our 2020 Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the 2020 Credit Facility as of September 30, 2025 and December 31, 2024.
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
The total notional values of our forward exchange contracts were $59.3 million and $107.4 million as of September 30, 2025 and December 31, 2024, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $6.3 million for the nine months ended September 30, 2025, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $2.0 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of September 30, 2025, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.2 million.
Tariff and Inflation Risks
Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight, and to changes in the strength of the U.S. dollar. In the nine months ended September 30, 2025, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. During the first quarter of 2025, various tariffs were announced on imports into the U.S. On April 2, 2025, the U.S. announced a new universal baseline tariff of 10%, plus significant additional country-specific reciprocal tariffs for select trading partners, on all U.S. imports. The reciprocal tariffs were initially paused, followed by an early August announcement of their implementation at revised increased rates of approximately 20% for our Asian sourcing countries, and 50% for Brazil (including the baseline 10% rate previously announced). The actual future tariff environment is quite uncertain, with the potential that the tariffs could be declared illegal, and discussions of individual country specific trade deals occurring, with the potential for agreed tariff waivers for natural resources not available in the U.S. at the scale to meet U.S. demand. It is possible that coconut water might be suitable for such negotiated waivers. The imposition of the tariffs has increased our costs of goods sold. The uncertainty of future tariffs could also cause disturbances in ocean shipping capacity that could effect our ability to secure ocean freight containers for our products, and create inflationary effects on our costs, in addition to the direct impact of tariffs.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the nine months ended September 30, 2025, sales to two customers represented approximately 45% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2024 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to these risk factors as of September 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended September 30, 2025 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	4,715	$31.92	872,662	$42.0
September 1, 2025 - September 30, 2025	—	$—	—	$—

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Repurchase     Program") authorizing the Company to repurchase up to $40.0 million of Common Stock, which was increased to a total of $65.0 million on April 28, 2025. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits, and may be suspended or discontinued at any time. During the three months ended September 30, 2025, the Company repurchased 4,715 shares at a cost of $0.2 million under the Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On September 17, 2025, Verlinvest Beverages SA completed a block sale of 3,000,000 shares of the Company’s common stock at a price of $42.30 per share in a private transaction facilitated by Morgan Stanley & Co. LLC. This transaction was executed pursuant to Rule 144 under the Securities Act of 1933, as amended.

Following this transaction, Verlinvest Beverages SA beneficially owns approximately 7.2% of the Company’s outstanding common stock, down from 12.5% prior to this transaction.

This transaction did not affect the Company’s capital structure or operations. This sale was undertaken as part of Verlinvest Beverages SA’s ongoing portfolio management strategy and did not reflect any disagreement with the Company’s management or operations.

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

THE VITA COCO COMPANY, INC.

Date: October 29, 2025	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)