Form 10-K
period 2025-12-31
Vita Coco Company, Inc.
filed 2026-02-18
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:  001-40950
The Vita Coco Company, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware		11-3713156
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
111 Fifth Avenue		10003
Second Floor
New York	NY
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 206-0763

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	COCO	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                              ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). .                       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of registrant's common stock are affiliates for the purpose of this calculation) as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Stock Market).

As of February 16, 2026, 57,082,173 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

•Circana, LLC, Custom Research, Total US – Multi Outlet+ with Conv, for the periods ended December 28, 2025 ("Circana US"); and

•Circana, LLC, Total UK Coconut Water Category, Value Sales, 52, Weeks ended December 27, 2025 ("Circana UK").

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

•interruptions with our supply chain, inflation and tariffs, that may result in increased shipping expenses and cost increases for our products, and adverse impacts on our distributor and retail customers’ ability to deliver our products to market;

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

•risks associated with the international nature of our business, including foreign exchange volatility;

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

•risks associated with changes in U.S. trade policy, including the imposition of new and revised tariffs on countries which are a principal source of our supply;

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

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, and milk offerings. Our portfolio also includes PWR LIFT, a protein-infused fitness drink. We previously offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023 and impaired all remaining assets in September 2025, and Ever & Ever, a sustainably packaged water, which we ceased producing in 2024. We supply Private Label products to key retailers in both the coconut water and coconut oil categories.

We source our coconut water from a diversified global network of approximately 16 factories across six countries, supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is an asset-light model designed to better react to changes in the market or consumer preferences. We also work with co-packers across three countries to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 35 countries, with our primary markets in North America, the United Kingdom (the "U.K."), and Germany. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.

History

The Vita Coco Company, Inc., formerly known as All Market Inc., was first incorporated as a Delaware corporation in January 2007 and re-incorporated in Delaware as a public benefit corporation in April 2021. We completed an initial public offering (the "IPO") of our common stock in October 2021.

Industry

We operate in the functional beverages industry. Our primary brand, Vita Coco Coconut Water, competes in the global coconut and plant waters category. Our Vita Coco coconut milk product, which includes our Vita Coco Treats, is a plant-based dairy alternative and our PWR LIFT brand competes in the enhanced isotonic category. We also may develop and sell other brands in the beverage category, and occasionally in other categories, as we test our ideas for expanding our product portfolio. The beverage industry, and specifically the functional beverage categories, are significantly larger than the coconut and plant waters category and provide opportunities for potential growth.

We believe per capita consumption of natural beverages is growing as a result of increasing consumer interest in hydration and preferences for health-conscious products that have fewer added sugars and artificial ingredients, while providing more functional benefits. In addition, we believe that consumer awareness of the negative environmental and social impact of packaged goods has resulted in increased consumer demand for brands that are purpose-driven, take responsibility for their impact on the planet and are focused on sustainable packaging and transparent ethical values. We believe our mission is aligned with the growing demands generated by this consumer behavior.

Competition

The beverage industry is highly competitive and is constantly evolving in response to ever-changing consumer preferences. Competition is generally based on brand recognition, taste, quality, price, availability, selection and convenience, as well as factors related to corporate responsibility and sustainability.

Additionally, we compete within the broad non-alcoholic beverage category with sports drinks, energy drinks, enhanced waters and other functional beverages. Our competitors in the beverage market include large beverage companies such as The Coca-Cola Company, PepsiCo, Inc., and Nestlé S.A. that may have substantially greater financial resources and stronger brand recognition than we have. Our flagship brand, Vita Coco, is the market leader in the coconut water category in the U.S. where we compete with other key coconut water brands including Goya, Harmless Harvest,

Zico, and C20, as well as a range of emerging brands and retailers’ own Private Label beverage brands. Our competition and competitors vary by market due to regional brands and taste preferences, as well as how developed the coconut water category is in each market.

We are also a large supplier of Private Label coconut water, and we compete with other Private Label suppliers for that business.

Business Operations

As of December 31, 2025, we operated in two business segments: (i) the Americas segment, comprised of our operations primarily in the U.S. and Canada; and (ii) the International segment, comprised of operations primarily in Europe, the Middle East, Africa and the Asia Pacific regions. While 96% of our business is based on sales of coconut water, we have used our access to market to add other beverage brands, and production innovations such as Vita Coco Treats, with a long-term view to building a diversified beverage platform of compatible brands.

Vita Coco

With the launch of the Vita Coco brand in New York City in 2004, we established coconut water as a premium lifestyle drink in America. Vita Coco is the coconut water category leader with greater than 40% market share in the U.S. according to Circana US for the 52 weeks ended December 28, 2025, and over indexes to younger households and to more multicultural shoppers.

We offer Vita Coco coconut water as an alternative to sugar-packed sports drinks and other less healthy alternatives. Vita Coco has evolved from a primarily pure coconut water brand to a full portfolio of coconut-based beverage products. The portfolio now includes multiple offerings in the coconut water category with Vita Coco Extra Coconut, Vita Coco Coconut Juice, and Farmers Organic, as well as offerings in adjacent plant-based categories such as Vita Coco Coconut MLK, and Vita Coco Treats.

Our key strategies for growth for Vita Coco coconut water include: 1) expanding the coconut water category through consumer education of the numerous usage occasions for coconut water and communicating the benefits of drinking coconut water, 2) increasing distribution of other product offerings such as Farmers Organic, Vita Coco Coconut Juice, and launching new product innovations, such as Vita Coco Treats, 3) expanding the number of households that purchase our products, 4) growing opportunities for new usage and distribution generally, and 5) developing and expanding our markets globally.

Internationally, our business is anchored by Vita Coco’s presence in the U.K., where it is the coconut water category leader with 80% market share, according to Circana UK, for the 52 weeks ended December 27, 2025. Our international teams in Europe and Asia have enabled us to sell Vita Coco coconut water into other key markets including Europe, the Middle East, and Africa.

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

PWR LIFT

In 2021, we launched PWR LIFT, a beverage targeted at post-workout and recovery occasions with added nutritional benefits. PWR LIFT is a protein-infused sports drink with electrolytes, BCAAs, and zero sugar, designed to provide fitness-minded consumers with protein in a hydrating beverage. It is a beverage targeted at post-workout and recovery occasions with added nutritional benefits. While PWR LIFT has proved to be attractive in online sales channels, we are still forming a successful long-term approach to retail channels. In 2026, we will continue online sales of PWR LIFT while redesigning our approach to succeeding in the protein drink category.

Ever & Ever

Launched in 2019, Ever & Ever was a purified water brand packaged solely in aluminum bottles. Given consumer concerns with the disposal or recyclability of plastic water bottles, we created Ever & Ever to respond to the consumer need for a sustainably packaged water product in aluminum bottles with potential infinite recyclability. Ever & Ever was launched with a focus on the food service and office channels. We ceased production of Ever & Ever in 2024 and although we continued to sell inventory in 2025, it did not meaningfully contribute to our business.

Runa

Runa was a guayusa plant-based, natural offering for consumers in the energy drink market. As of December 2023, we ceased offering this brand and impaired all remaining assets in September 2025.

Supply Chain

We engage contract manufacturers, co-packers and third-party logistics providers to manufacture and distribute our products. Our fixed asset-light model enhances production flexibility and capacity, and enables us to focus on our core in-house capabilities which include supplier management, logistics, sales and marketing, brand management and customer service. Our well-diversified global manufacturing network spans across 16 coconut water factories in six countries that are operated by our manufacturing partners and six co-packing facilities in three countries for products not packaged near source. Our network provides us with significant production capacity and capabilities, and an ability to re-allocate coconut water sourcing in the event of supply chain issues, weather, logistics or other macroeconomic impacts.

Coconut water needs to be transferred from the coconut into an aseptic package or converted to concentrate within hours of cutting a coconut from the tree. Our supply chain partners are positioned as close to key coconut growing regions as possible to keep quality at the highest level. Through our access and relationships with coconut processors and manufacturers in many countries, including the Philippines, Brazil, Thailand, Vietnam, Malaysia, and Sri Lanka, we have built a unique body of knowledge and relationships that promote coconut water processing at scale, as well as gained access to farms across diversified geographies. Our co-packing facilities, which primarily use concentrate, are located in Mexico, the U.S., and the U.K. We also attempt to foster a thriving loyal farming community around our manufacturing partners through our work with charitable organizations to support agricultural education programs and investments in schooling. This community outreach has strengthened our long-term manufacturing relationships and we believe will support our capacity needs for future growth.

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

We employ a dedicated global sales and commercial team. In the Americas, the sales team focuses on three main areas: (i) DSD management, (ii) national account management (including club, mass, food, convenience, and food service customers), and (iii) retail execution. Our International sales teams are aligned geographically and by major account or by import partner, and are further supported by small field execution and marketing teams depending on the market. Private Label accounts are handled by each geographic division in close cooperation with supply chain leadership. Our Coco Ventures joint venture supports sales and marketing of our distributor in China.

We also employ a brand, marketing, e-commerce and insights team with strong creative, social and digital capabilities with a primary focus on the North American and European markets. Our marketing strategy is designed to drive long-term brand equity and sustainable growth by educating consumers on the functional benefits of our products while building strong emotional connections with our brands. Since inception, we have leveraged support from a diverse group of celebrity and athlete advocates, and we continue to partner with talent and creators who are authentic users and aligned with our values. We execute a diversified, data-driven marketing mix to bring our brands to life through compelling, consistent messaging - strengthening relevance, engagement, and loyalty with our target consumers.

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

As of December 31, 2025, we had over 20 registered trademarks and over ten pending trademark applications in the U.S., as well as over 210 registered trademarks and over five pending trademark applications in other countries. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained.

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

In 2022, The Vita Coco Company, Inc. was designated as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. Through achieving Certified B Corporation status, The Vita Coco Company, Inc. joined its subsidiary, All Market Europe Ltd., a U.K. company, which had previously achieved Certified B Corporation status. In 2025, we recertified our B Corporation status for both entities, improving upon our 2022 certification score.

We believe that we bring our products to market through a responsibly designed supply chain, and provide farmers and manufacturers the partnership, investment and training they need to not only reduce waste and environmental impact, but also bring income and opportunity to their local communities. In 2014, we created the Vita Coco Project to support and empower our coconut farming communities by encouraging innovative farming practices, improving educational resources, and scaling our business to promote economic prosperity. With our impact driven philosophy, we seek to contribute to educational programs and facilities by supporting initiatives to build new classrooms and fund scholarships, with a goal to impact the lives of people in these communities. Additionally, we attempt to partner with other third-party organizations that share and advance our ideals, including economic prosperity, accessible nutrition and wellness, and environmental responsibility.

We believe this purpose-driven approach has aided our growth as we believe it is strategically aligned with the beliefs of our global consumer base and has improved our supplier relationships. To further support our public benefit purpose and impact driven philosophy, we formed the Vita Coco Community Foundation, a standalone, 501(c)(3) nonprofit organization, in December 2023.

We annually publish an Impact Report describing the environmental and social impacts of our business. As a public benefit corporation, we are required by Delaware law to provide a biennial statement on our promotion of the public benefits identified in our certificate of incorporation and of the best interests of those materially affected by the corporation's conduct. Our biennial public benefit corporation statement was included in our Impact Report issued in early 2025.

Human Capital

As of December 31, 2025, we had 336 full-time employees. Of these employees, 235 were employed in the U.S. None of these employees are represented by labor unions or covered by collective bargaining agreements. We have never experienced a labor-related work stoppage.

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

We promote and value a diverse, equitable and inclusive culture for our employees. Our Diversity and Inclusivity Committee works to celebrate all our employees, educate and recommend improvements to our processes to enhance our organization and our culture. As of December 31, 2025, approximately 51% of our employees in our global workforce identified as female, 48% identified as male, and 1% did not disclose their gender identity. In addition, at the end of 2025, approximately 30% of our employees identified as Black, Indigenous and/or People of Color or two or more races, 40% identified as white, and 30% did not disclose their race. We strive to reflect the diverse identities and cultures of our consumers.
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

Our coconut water accounted for 96% of our revenue for the year ended December 31, 2025. We expect that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally or failure to grow the coconut water category could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets and our significant Private Label business with several large retailers. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally or a negative decision by a major retailer, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, one of our significant customers discontinued the Private Label coconut oil supply relationship in early 2024, and we also experienced an impact in Private Label coconut water net sales in 2025 with this customer due to the loss of some regions that we previously serviced for this customer. However, this customer has requested to restart supply in early 2026 for one of those lost regions. We will continue to service their needs if we are asked and it aligns with our long-term margin targets. Generally, the Private Label business is rebid regularly, and adjustments are often made to the regional areas serviced, or a complete transfer of the business to another supplier. These changes can be abrupt and difficult to predict.

If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability.

Our supply chain is heavily reliant on third-party partners, and our success is dependent upon our ability to maintain our relationships with existing partners and enter into new arrangements in the future. Any changes to the relationships with our existing partners, including deprioritizing or experiencing delays in our production, or terminating the relationship could adversely affect our business. Furthermore, if we need to find an alternative or new manufacturing or co-packing partner, we would need to spend a significant amount of time and resources to ensure the new partner can meet our standards for quality control and have the necessary capabilities, responsiveness, high-quality service and financial stability, among other things, that align with our values and mission. We may need to assist that manufacturing or co-packing partner in purchasing and installing packaging and processing capability which may further delay and increase the financial costs of including them in our supply network and increase the financial risk of that relationship. Although we do not rely on our co-packing partners for the sourcing of raw materials, we face similar risks related to the operations and quality of services provided by such partners. Continued growth in demand could require the addition of new capacity and partners and there is no guarantee that such additions will be as cost competitive as our current suppliers. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, we may not have the ability to pursue our growth strategy, our sales may decrease, and our business, financial condition, results of operations and cash flows may be materially adversely affected.

Our independent shipping partners transport our products from the country of origin or from our domestic co-packing partners, which are then received by, and subsequently distributed from, our third party warehousing and fulfillment service providers to our distributors and retail-direct customers by our third party transportation partners or customer pickup. We depend in large part on the orderly operation of this receiving and distribution process from these third party partners, which depends, in turn, on timely arrival of products from ports or co-packers, availability of outbound and inbound shipping, real-time tracking information on our products location, and effective operations at the warehouses or distribution centers and the ports through which our products flow. Any increase in transportation costs (including increases in fuel costs), increased shipping costs or shipping transit times, increased warehouse costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability including due to labor shortages, and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributors or retail-direct customers. The inability to fulfill or any delays in processing customer or consumer orders from the warehousing or fulfillment centers of our providers, or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties, refunds or credits, and may also adversely affect our reputation.

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

Furthermore, international instability, including volatility in global oil markets, ongoing geopolitical tensions or ongoing trade tensions, including the imposition of tariffs, may affect our supply chain, impacting our costs and our capacity to timely supply our products. It is hard to predict where ocean freight rates and capacity will be in the future and what long-term rates could be. Most of our business relies on shipping prepackaged coconut water from sourcing countries to our countries of sale so we are very dependent on shipping container prices and service levels and cost increases in shipping and the imposition of tariffs have materially impacted our financial results in recent years. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and the reduction or loss of inventory may render us unable to fulfill customer orders in a timely manner, or at all, which could materially adversely affect our business, financial condition, results of operations and cash flows.
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

Maintaining adequate inventory requires significant attention to and monitoring of: market trends, local market demands; performance of our raw material suppliers and manufacturers, our logistics suppliers and distributors; the impact of tariffs and trade restrictions; and the collection of data to enable efficient forecasting and inventory management. Although we seek to forecast and plan our product needs sufficiently in advance of anticipated requirements to facilitate reserving production time at our manufacturing and co-packing partners, and arranging for the availability and supply of packaging and ingredient materials, our product takes many weeks to arrive at our warehouses from our manufacturing partners, which reduces our flexibility to react to short term or unexpected consumer demand changes, or changes in transit times, as it can require planning as much as six months in advance to coordinate all materials for production. As we expand our operations, it may be more difficult to effectively manage our inventory as the complexity increases. In any cases where consumers might not have access to our products, our reputation and brands could be harmed, and consumers may be less likely to recommend our products in the future. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

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

The coconuts from which our products are sourced, and the harvesting and transportation of them to our manufacturing partners, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, typhoons, pestilence and other shortages and disease, as well as political events and other conditions which can adversely impact quantity and quality, leading to reduced coconut yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. Our manufacturing partners may have general difficulties in obtaining raw materials, particularly coconut derived products, due to our high quality standards. Our current manufacturing partners operate in the Philippines, Sri Lanka, Malaysia, Thailand, Brazil, Vietnam, and Indonesia, and source coconuts from owned trees and networks of many independent small farmers, while some of our co-packers operate in Mexico, the U.S., and the U.K. and source co-packing materials from these regions. Thus, while we attempt to mitigate the risk by sourcing in multiple geographic areas, the supply of coconuts and other ingredients and materials may be particularly affected by any adverse events in these countries or regions. Any disruption in the ability of our manufacturing partners to source coconuts or other raw materials from their local suppliers to produce our finished goods would result in lower sales volumes and increased costs, and may have a material adverse effect on our business, financial condition, results of operations and cash flows if the necessary supply cannot be replaced in a timely manner or at all.

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

Our financial performance is largely dependent on our Americas operating segment, which accounted for approximately 83% of consolidated total net revenue in fiscal year 2025. Because the Americas segment is more mature and produces the majority of our operating cash flows, any slowdown or decline in this segment may adversely affect our business, financial condition, results of operations and cash flow. Our International segment may be unable to make up any significant shortfall if our Americas segment, specifically the U.S. market, were to slow or decline, and our business and financial results could be adversely affected.

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

We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our largest distributor customer and the largest retail-direct customer together accounted for approximately 44% of our total net sales as of December 31, 2025. No other customer or distributor represented more than 10% of our total net sales as of December 31, 2025.

A decision by either of our largest retail customer or distributor, or any other major distributor or retail customer, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of product purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as previously disclosed, in 2023 we agreed to start to discontinue the Private Label coconut water and coconut oil supply relationship with one of our significant customers as the terms required to retain the business were contrary to our long term margin targets. While we continued the supply relationship for a significant portion of their Private Label coconut water needs in 2024 at the customer's request, in 2025, we experienced the loss of further regions that we serviced for this customer in 2024, resulting in a decline in Private Label volume growth in 2025. We have been asked to service one of the regions that we lost starting in 2026, which illustrates the uncertainty in the Private Label segment. In addition, any store closings or changes in retail strategy by our retail customers, particularly our largest retail customer, could reduce the number of stores or regions carrying our products, or stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any negative change in our relationship with our largest distributor and retail customer or other customers occurs, any other disputes with key customers arose, if we were to lose placement and support of any of our key customers or if any of our key customers consolidate and/or gain greater market power, our business, financial condition, results of operations and cash flows would be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers, particularly our largest distributor and retail customer, experience any operational difficulties or generate less traffic.

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

The success of any future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, litigation, tax costs or inefficiencies, or inconsistencies in standards, any of which could adversely affect our ability to maintain the appeal of our brands and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits or synergies of such acquisitions and could harm our financial performance.

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

•unfavorable changes or proposed changes in U.S. trade policies, including with respect to treaties, tariffs, quotas, trade barriers or other export or import restrictions, including navigating the changing relationships between countries such as the U.S. and China and between the U.K. and the European Union ("EU");

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

In 2025 the U.S. government implemented tariffs and other import related fees on goods, including coconut water from Asia and Brazil, which were ultimately waived later in 2025. If tariffs or other import related fees are implemented on goods from countries where the Company does business, they may raise the Company's cost of importation of coconut water and require the Company to adjust its pricing or strategy. An inability to effectively manage these risks associated with our international operations could adversely impact our business and financial results. For more information see the risk factor captioned “If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability.”

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

As of December 31, 2025, we derived 17% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws, including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”), U.S. Customs and Border Protection (“CBP”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials—including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office—to obtain or retain business. It also requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, among other governmental authorities, administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals that target certain countries, regions, governments, businesses and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.

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

Changes in U.S. trade policy, including the imposition of new and revised tariffs on our principal sourcing countries, have increased our costs and created significant uncertainty, and could continue to materially and adversely affect our business, financial condition, results of operations, and cash flows.

The uncertainty surrounding current and future tariffs presents significant challenges to our operations and supply chain. Tariffs, and uncertainty regarding their long-term rates, could disrupt sourcing decisions, production planning, and logistics, including by causing disturbances in ocean shipping capacity and cost. They have also created, and may continue to create, inflationary effects on our input and transportation costs. We are monitoring the evolving tariff landscape and implementing mitigation strategies, including pricing adjustments, modifications to our sourcing strategies, and other cost reduction initiatives. There can be no assurance that these actions will be successful, sufficient, or sustainable, that we will be able to fully or partially offset increased costs through price increases or other measures, or that such measures will not adversely affect demand for our products.

Recently, we benefited from a U.S. executive action granting tariff exemptions applicable to coconut water products, which reduced our costs. However, these exemptions may be temporary, subject to change or revocation with limited notice, or may not be renewed on comparable terms, or at all. If the exemptions expire, are scaled back, or otherwise become unavailable, our effective duty rates could increase materially, which could raise our cost of goods sold, compress gross margins, and necessitate price increases or changes to our product, sourcing, or logistics strategies. We may be unable to fully or timely pass increased costs through to customers due to competitive dynamics, retailer negotiations, or consumer price sensitivity, which could adversely affect our volumes, net sales, and profitability.

The overall impact of tariffs and related trade actions on our business depends on numerous factors, including the timing, duration, and scope of any tariffs; future changes to tariffs, including rates or enforcement; reciprocal or retaliatory measures by impacted foreign trading partners; inflationary effects on our cost structure; changes in consumer purchasing behavior; and the effectiveness of our responses in managing these challenges. Any continuation, escalation, or expansion of tariffs, retaliatory actions, or other trade restrictions affecting the countries from which we source could increase our costs, reduce margins, constrain supply availability, impair service levels, and otherwise materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the U.S., as well as the enactment of the EU’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the U.K.’s transposition of GDPR into its domestic laws, which took effect September 2021, the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023 and expands the California Consumer Privacy Act (“CCPA”) of 2020, Virginia’s Consumer Data Protection Act, which also took effect January 1, 2023, and similar comprehensive privacy laws adopted in other states and jurisdictions including Colorado, Connecticut, and Utah. Additionally, Indiana, Montana, Oregon, Tennessee, Texas, Kentucky, Maryland, Minnesota, New Hampshire, New Jersey and Rhode Island have adopted similar laws that took effect in 2025 or will take effect at different dates through 2025 and 2026. Additional U.S. states are considering passing similar data laws. On a federal level, the U.S. Congress has introduced several iterations of a federal comprehensive privacy law. If a federal privacy law passed, it would likely supersede the new state privacy laws and establish uniform privacy protections across the country.

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

Our ability to adopt, develop and deploy AI and other new technologies may affect demand for our products and impact our internal operations.

Our ability to adopt, develop, and deploy AI and other emerging technologies may affect demand for our products and the efficiency and reliability of our internal operations. We continue to evaluate and plan for implementation of AI tools for functions in our business, such as sales forecasting, demand planning, inventory and supply chain management, marketing analytics, customer service, and information management, and including tools that may process or rely on consumer information. The benefits of these technologies are uncertain, and the costs and risks may be significant. If we do not timely and effectively adopt or integrate these technologies, or if our competitors do so more quickly or successfully, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

Because AI and other emerging technologies are complex and rapidly evolving, we may not be able to fully anticipate or mitigate all associated risks. Implementing appropriate safeguards, controls, monitoring, and human oversight may be costly and time‑consuming and may not prevent all harms. If our AI initiatives do not perform as expected, fail to deliver anticipated efficiencies or insights, produce unreliable or biased results, or give rise to privacy, security, ethical, or legal concerns, our brand and customer trust could be harmed, and our profitability could be negatively impacted, and our competitive position could be weakened. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

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

Our credit facility with Wells Fargo Bank, National Association (the “Credit Facility”), matures in February 2030 and consists of a revolving line of credit that provides for committed borrowings of $60 million. As of December 31, 2025, we have no outstanding debt under our Credit Facility. Our ability to make principal and interest payments on and to refinance any indebtedness we incur in the future will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our future debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

The agreements governing our current and future indebtedness may contain restrictive covenants and our failure to comply with any of these covenants could put us in default, which would have an adverse effect on our business and prospects.

Our Credit Facility imposes certain terms and restrictive covenants of these borrowings and the terms of any future indebtedness will likely impose similar restrictions. The Credit Facility contains, and agreements governing any future indebtedness may contain, a number of covenants which put some limits on our ability to, among other things:

•sell, transfer or dispose of assets;

•engage in mergers, acquisitions, and other business combinations;

•make dividends and distributions on, or repurchases of, equity;

•incur, assume, or permit to exist additional indebtedness;

•make loans, advances or investments, or give guarantees;

•incur liens; and

•enter into transactions with affiliates.

The Credit Facility also requires us to maintain a specified total leverage ratio, fixed charge coverage ratio and asset coverage ratio and our ability to meet these financial ratios may be affected by events beyond our control, and we may not satisfy such a test. A breach of the covenants in the Credit Facility or any agreements governing future debt obligations could result in a default under such agreements. By reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If amounts owed are accelerated because of a default and we are unable to pay such amounts, our lenders may have the right to assume control of substantially all of the assets securing the indebtedness.

Any changes to interest rates could affect the value of any investments and interest income thereof, or could significantly change the cost of any borrowing.

Borrowings under the Credit Facility accrue interest at variable rates and expose us to interest rate risk. Interest rates may fluctuate in the future. As a result, interest rates under the agreement or other variable rate debt obligations could be higher or lower than current levels. If interest rates increase, our debt service obligations on any future variable rate indebtedness could be significant.

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

Based upon our shares of common stock outstanding as of December 31, 2025, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own approximately 30% of our outstanding shares of common stock. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can evaluate the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404(a) requires that we incur substantial expenses and expend significant management efforts. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting when required, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal controls, we could be subject to regulatory scrutiny and loss of public confidence, which could seriously harm our reputation, and the price per share of our common stock may be adversely affected. See "Controls and Procedures" in Part II, Item 9A, for management’s annual report on internal control over financial reporting as of December 31, 2025.

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

As a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be, and, therefore, your ability to realize your investment through a sale may be limited. Under Delaware law, a public benefit corporation cannot merge or consolidate with another entity if, as a result of such merger or consolidation, the surviving entity’s charter “does not contain the identical provisions identifying the public benefit or public benefits,” unless the transaction receives approval from a majority of the outstanding shares entitled to vote thereon. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund because new directors must balance stockholders’ pecuniary interests, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit(s) identified in the charter. Stockholders meeting the statutory ownership thresholds can enforce this balancing duty through derivative suits. Further, because Delaware public benefit corporate law requires boards of directors of public benefit corporations to balance additional constituencies and the corporation’s specified public benefits, it could potentially make it easier for a board to reject a hostile bid that offers the greatest short-term financial yield to investors but is inconsistent with that balancing. Additionally, being a public benefit corporation may result in a different assessment of potential acquisitions than a traditional corporation and may limit the suitable pool of such targets.

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
Item 2. Properties.
Our corporate headquarters is currently located in Manhattan, New York, at 111 Fifth Avenue, where we lease office space that provides support to both our Americas and International segments. As of December 31, 2025, we occupied office facilities totaling approximately 36,900 square feet in the U.S., Singapore, and London, with the Singapore and London facilities primarily supporting our International segment and global supply chain. We believe that these office spaces will be adequate to support our operating needs in the short to mid-term and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.
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
Holders
As of February 16, 2026, there were 30 holders of record of our common stock.

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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The Company did not sell any equity securities during the three months and year ended December 31, 2025 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	25,514	$41.74	898,176	$40.9
December 1, 2025 - December 31, 2025	—	$—	—	$—

On October 30, 2023, the Company's Board approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40 million of common stock. On April 28, 2025, the Company's Board approved an additional $25.0 million to the Repurchase Program, authorizing the Company to repurchase up to a total of $65.0 million of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program. Shares of Common Stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of common stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of common stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits, and may be suspended or discontinued at any time. During the years ended December 31, 2025 and 2024, the Company repurchased 363,930 shares at a cost of $11.3 million, and 504,246 shares at a cost of $12.0 million under the Program, respectively. Approximately $40.9 million remained available for future purchases under the Program as of December 31, 2025.

Performance Graph

The following graph illustrates the total return from October 22, 2021 through December 31, 2025, for (i) our common stock, (ii) the Russell 2000 Index, (iii) the NASDAQ Composite Index, and (iv) the NASDAQ US Smart Food &

Beverage Index. The graph assumes that $100 was invested on October 22, 2021 in our common stock, the Russell 2000 Index, the NASDAQ Composite Index, and the NASDAQ US Smart Food & Beverage Index, and that any dividends were reinvested. The graph assumes our closing sales price on October 22, 2021 of $13.95 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2025 refer to the year ended December 31, 2025, all references to 2024 refer to the year ended December 31, 2024 and all references to 2023, refer to the year ended December 31, 2023.
This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2025 and 2024 and year-over-year comparisons between the years ended December 31, 2025 and 2024. Discussions of the periods prior to the year ended December 31, 2024 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 and the discussion therein for the year ended December 31, 2024 compared to the year ended December 31, 2023.
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

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the U.S., and also includes coconut oil, juice, and milk offerings. Our portfolio also includes PWR LIFT, a protein-infused fitness drink. We also previously offered Runa, a plant-based energy drink inspired by the guayusa plant native to Ecuador, which we ceased selling in December 2023 and impaired all remaining assets in September 2025. Additionally, we supply Private Label products to key retailers in both the coconut water and coconut oil categories and generate revenue from bulk product sales to beverage and food companies.

We source our coconut water from a diversified global network of approximately 16 factories across six countries supported by thousands of coconut farmers. As we do not own any of these factories, our supply chain is a fixed asset-lite model designed to better react to changes in the market or consumer preferences. We also work with co-packers to support local packaging and repacking of our products and to better service our customers’ needs.

Vita Coco is available in over 35 countries, with our primary markets in North America, the United Kingdom, and Germany. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce, and food service channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.

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

Throughout 2025, we faced evolving tariff pressures, beginning with the implementation of a 10% baseline U.S. tariff and country specific rates. This was followed by reciprocal tariffs announced in August 2025 of approximately 20% for Asian countries from which we source, and incremental tariffs that raised the effective rate to 50% for Brazil. Imports from Mexico and Canada remained exempt under the United States-Mexico-Canada Agreement ("USMCA"). At the end of the third quarter of 2025, we estimated our weighted average tariff rate was 23% based on third quarter sourcing, and continued our attempts to mitigate. On November 14, 2025, the White House announced relief from the reciprocal tariffs for certain agricultural products, which included the tariff codes applicable to coconut water products, which are the bulk of our portfolio, and on November 21, 2025, a waiver on the incremental tariffs on coconut water from Brazil was announced. These November announcements significantly reduced the tariff burden on our importation of our coconut water products post November 21, 2025, although miscellaneous tariffs remain. The various tariff rates resulted in $16 million of tariffs paid in 2025.

We also experienced significant inflation and instability on transportation costs over the past four years, which affected our costs and margins significantly. Although we saw these transportation costs return to near pre-pandemic levels in the middle of 2023, in 2024, we saw significant cost increases and supply constraints caused by geopolitical disruption. We experienced instability in pricing and increased transit times, due to ocean carriers avoiding the Gulf of Aden and Red Sea regions due primarily to concerns that Houthi forces, based in Yemen, may attack freighters. Beginning in the late spring of 2024 and for most of that summer, we were challenged to secure the ocean container capacity that we needed. During 2025, we saw periodic cost surges on ocean freight costs that were unexpected, although generally through the year saw a decline in rates ending the year closer to pre-pandemic levels. The changes in shipping container prices and service levels and cost increases in shipping and port congestion related costs have materially impacted our financial results in recent years and may do so in the future. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers without impacting our volume, revenue, margins, and operating results and we have no certainty when these pressures may lessen. The Company is continuing to monitor the situation carefully to understand any future potential impact on its people and business.
Consumer Demand and Relationships with Key Customers
Coconut water accounted for 96% of our revenue for the year ended December 31, 2025 and we believe that sales of coconut water will continue to be a significant portion of our business in the foreseeable future. The coconut water category has been growing steadily in recent years and our Vita Coco brand has successfully retained over 40% market share in the U.S. and over 80% market share in the U.K. in this category. We are also a significant supplier of Private Label coconut water and coconut oil products in the U.S. and Europe. Any material negative change to consumer demand for our products or coconut water generally, failure to grow the coconut water category, or loss of significant Private Label demand, could adversely affect our business. Consumer demand between branded products and Private Label may vary over time. In order to meet this consumer demand for our products, we also are subject to the risk of overly relying upon our largest customers for both our branded and Private Label business. One of our significant customers discontinued the Private Label coconut oil supply relationship in early 2024, and we also experienced an impact in Private Label coconut water net sales in 2025 with this customer due to the loss of some regions that we previously serviced for this customer. However, this customer has requested to restart supply in early 2026 for one of those lost regions. We will continue to service their needs if we are asked and it aligns with our long-term margin targets. Any loss of business or changes in our relationships with our key customers can impact our operating results in future periods, as may changes in consumer demand for Private Label versus branded products.
Ability to Generate Growth Through Product Innovation
The beverage industry is subject to shifting consumer preferences which present opportunities for new beverage occasions, tastes and functional benefits. Our future success is therefore partially dependent on our ability to identify these trends and develop products and brands that effectively meet those needs. We also invest in sales and marketing and execute our sales strategy to develop and deepen consumers’ connection to our brand and new products and to create category growth and increase our branded share. Our innovation efforts focus on developing and marketing product extensions, improving upon the quality and taste profiles of existing products, and introducing new products or brands to meet evolving consumer needs. For example, in 2024 we introduced Vita Coco Treats, a refreshingly sweet, flavorful coconut milk-based drink for consumers looking for an indulgent treat. In 2025, we expanded distribution of Vita Coco Treats to retailers nationwide.

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
Ability to Successfully Execute Both In-Store and Online
To aid the growth of our business, we intend to continue improving our operational efficiency and leverage our brand position across channels, and therefore have a balanced approach to investment and development of capabilities in retail and e-commerce execution. Our DSD network is an important asset in executing physical retail programs and ensuring product availability and visibility in the U.S. In 2025, we continued to prioritize multi-packs in coconut water in U.S. retail to increase consumption with core consumers, and increased distribution of our other product offerings. Managing our DSD network requires relationship building and communication as to plans, and alignment of goals and interests, and we are not always a top priority for our DSD network. We also continue to expand our business in e-commerce, including our DTC business, and look to adapt our approaches as consumer and retail behavior changes to ensure we remain competitive and visible regardless of channel.
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
Cost of Goods Sold
Cost of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties (including tariffs), shipping and packaging supplies, and warehouse fulfillment costs.
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
•International—The International segment is comprised of our operations primarily in Europe, the Middle East, and the Asia Pacific regions, which includes our sourcing entity.
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
•Other—This product category includes Vita Coco product extensions beyond coconut water, such as coconut milk products, including Vita Coco Treats; PWR LIFT; Ever & Ever; Runa (until the Company ceased selling in December 2023); Vita Coco coconut oil sold internationally; and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point we recognize the transaction price for the product as revenue.
Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Net sales	$609,780	$516,013	$93,767	18.2%
Cost of goods sold	387,185	317,230	69,955	22.1%
Gross profit	222,595	198,783	23,812	12.0%
Operating expenses:
Selling, general and administrative	140,063	124,963	15,100	12.1%
Total operating expenses	140,063	124,963	15,100	12.1%
Income from operations	82,532	73,820	8,712	11.8%
Other income (expense):
Unrealized gain (loss) on derivative instrument	4,737	(8,176)	12,913	(157.9%)
Foreign currency loss	(1,037)	(1,571)	534	(34.0%)
Interest income, net	6,548	6,715	(167)	(2.5%)
Other income	191	—	191	n/m
Total other income (expense)	10,439	(3,032)	13,471	n/m
Income before income taxes	92,971	70,788	22,183	31.3%
Provision for income taxes	21,651	14,836	6,815	45.9%
Net income	$71,320	$55,952	$15,368	27.5%

n/m—represents percentage calculated not being meaningful

Net Sales
The following table provides a comparative summary of the Company’s net sales by operating segment and product category:

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Americas segment
Vita Coco Coconut Water	$424,319	$343,288	$81,031	23.6%
Private Label	62,731	89,900	(27,169)	(30.2)%
Other	21,723	9,155	12,568	137.3%
Subtotal	$508,773	$442,343	$66,430	15.0%

International segment
Vita Coco Coconut Water	$71,943	$50,318	$21,625	43.0%
Private Label	25,951	19,324	6,627	34.3%
Other	3,113	4,028	(915)	(22.7)%
Subtotal	$101,007	$73,670	$27,337	37.1%
Total net sales	$609,780	$516,013	$93,767	18.2%
The increase in net sales was driven by higher coconut water CE volumes across both the Americas and International segments, including Vita Coco Coconut Water volume growth of 21.3% and increased Vita Coco Coconut Water pricing, partially offset by reduced Private Label water volume due to lost regions with key retailers.

Volume in Case Equivalent
The following table provides a comparative summary of our volume in CE, by operating segment and product category:

	Percentage Change - Year Ended December 31, 2025 vs. 2024
	Americas	International	Total
Vita Coco Coconut Water	19.2%	32.2%	21.3%
Private Label	(26.4)%	36.5%	(13.7)%
Other	178.2%	45.0%	162.6%
Total volume (CE)	11.2%	33.7%	15.0%

Note: A CE is a standard volume measure used by management which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil.

*International Other excludes minor volume that is treated as zero CE.
Americas Segment
Americas net sales increased $66.4 million, or 15.0%, primarily driven by CE volume growth of 11.2% with additional benefit from branded pricing. These increases were partially offset by a decline in Private Label sales in certain regions of key retailers.
Vita Coco Coconut Water net sales increased $81.0 million, or 23.6%, reflecting a combination of increased CE volume growth and benefits from net pricing actions.
Private Label net sales decreased $27.2 million, or 30.2%, driven by CE volume decline of 26.4%, due to lost regions with key retailers.

Net Sales for Other products increased $12.6 million, or 137.3%, driven by CE volume increase of 178.2% as Vita Coco Treats launched nationally.
International Segment
International net sales increased $27.3 million, or 37.1%, driven by 33.7% CE volume growth, with notable growth in the United Kingdom ("U.K.") and Germany, in addition to benefits from net pricing actions.
Vita Coco Coconut Water net sales increased $21.6 million, or 43.0%, reflecting higher CE volume, primarily in Europe, and benefits from net pricing actions.
Private Label net sales increased $6.6 million, or 34.3%, primarily due to CE volume growth in Europe, partially offset by the loss of Private Label coconut oil sales in the Asia Pacific region.
Net Sales for Other products decreased $0.9 million, or 22.7%, to $3.1 million driven primarily by the decrease in sales of Vita Coco coconut oil partially offset by the launch of Vita Coco Treats.
Gross Profit

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Cost of goods sold
Americas segment	$321,464	$268,787	$52,677	19.6%
International segment	65,721	48,443	$17,278	35.7%
Total cost of goods sold	$387,185	$317,230	$69,955	22.1%

Gross profit
Americas segment	$187,309	$173,556	$13,753	7.9%
International segment	35,286	25,227	10,059	39.9%
Total gross profit	$222,595	$198,783	$23,812	12.0%

Gross margin (percentage of net sales)
Americas segment	36.8%	39.2%		(2.4%)
International segment	34.9%	34.2%		0.7%
Consolidated	36.5%	38.5%		(2.0%)
On a consolidated basis, cost of goods sold increased $70.0 million, or 22.1%, driven predominantly by the CE volume increase and the impact of tariffs, in addition to cost increases for finished goods and domestic logistics costs.

On a consolidated basis, gross profit increased by $23.8 million, or 12.0%, reflecting volume growth, net pricing improvement in Vita Coco Coconut Water, partially offset by tariffs, higher finished good product costs and domestic transportation costs. Gross margin decreased approximately 2.0% percentage points to 36.5% primarily due to increased product cost and the impact of tariffs, partially offset by the benefit of Vita Coco Coconut Water pricing and favorable product mix due to lower Private Label volumes.
Operating Expenses

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Selling, general, and administrative	140,063	124,963	$15,100	12.1%

Selling, General and Administrative Expenses
Selling, General & Administrative ("SG&A") expense increased by $15.1 million, or 12.1%, primarily driven by higher personnel-related expenses of $11.0 million, increased marketing spend of $3.0 million, $1.3 million additional charitable contributions, and $1.2 million of overlapping rent expense for the New York office transition. These increases were partially offset by a $2.7 million reduction in sales-related expenses.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Unrealized gain/(loss) on derivative instruments	$4,737	$(8,176)	$12,913	n/m
Foreign currency loss	(1,037)	(1,571)	534	(34.0%)
Interest income, net	6,548	6,715	(167)	(2.5%)
Other Income	$191	$—	191	n/m
Other Income (Expense), Net	$10,439	$(3,032)	$13,471	n/m

n/m—represents percentage calculated not being meaningful

Unrealized Gain/(Loss) on Derivative Instruments
For the year ended December 31, 2025, we recorded an unrealized gain of $4.7 million related to mark-to-market changes on outstanding forward foreign currency exchange contracts, with the gains related to contracts hedging the Brazilian real and Thai baht, partially offset by losses on the British Pound, Euro, and Canadian dollar. During the year ended December 31, 2024, we recorded an unrealized loss of $8.2 million, primarily related to outstanding forward foreign currency exchange contracts hedging the Brazilian real, partially offset by gains on the British Pound, Euro, and Canadian dollar. All forward foreign currency exchange contracts were entered into to hedge exposures to the British pound, Canadian dollar, Brazilian real, Malaysian ringgit, Euro, and Thai baht.
Foreign Currency Gain/(Loss)
Foreign currency loss was $1.0 million, compared to a $1.6 million loss for the prior year driven by movements in various foreign currency exchange rates on transactions denominated in currencies other than the functional currency.
Interest Income
Interest income decreased by $0.2 million, to $6.5 million due to the decline in interest rates, partially offset by increased investment balances.
Other Income
Other income of $0.2 million in the year ended December 31, 2025, resulted from the sale of intellectual property.
Income Tax Expense

	Year Ended December 31,		Change
	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Income tax expense	$21,651	$14,836	$6,815	45.9%
Tax Rate	23.3%	21.0%

Income tax expense was $21.7 million in the year ended December 31, 2025 compared to $14.8 million in the prior year. The effective combined federal, state, and foreign tax rate increased to 23.3% from 21.0% for the years ended December 31, 2025 and 2024, respectively.

The effective tax rate for the year ended December 31, 2025 exceeded the U.S. federal statutory rate of 21% primarily due to state income taxes, and permanently nondeductible compensation costs, partially offset by tax benefits associated with windfall deductions recognized during the year. Other nondeductible expenses and discrete tax items also contributed to the higher effective tax rate.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income	$71,320	$55,952
Depreciation and amortization	1,072	745
Interest income, net	(6,548)	(6,715)
Income tax expense	21,651	14,836
EBITDA	87,495	64,818
Stock-based compensation (a)	10,843	8,922
Unrealized (gain)/loss on derivative instruments (b)	(4,737)	8,176
Foreign currency (gain)/loss (b)	1,037	1,571
Secondary offering costs (c)	—	(324)
Other adjustments (d)	$3,603	$964
Adjusted EBITDA	$98,241	$84,127

(a)Non-cash charges related to stock-based compensation, which vary from period to period depending on volume and vesting timing of awards and forfeitures. We adjusted for these charges to facilitate comparison from period to period.
(b)Unrealized gains or losses on derivative instruments and foreign currency gains or losses are not considered in our evaluation of our ongoing performance.
(c)Reflects an expense waiver of certain costs associated with a secondary offering in which Verlinvest Beverages SA sold shares of the Company. The shares were sold in a block trade that was executed on November 9, 2023. The Company did not receive any proceeds from the sale of the shares.
(d)For the year ended December 31, 2025, the amount reflects $2.4 million related to a one-time 2023 incentive program that is measured based on full-year 2025 performance relative to 2022 structured differently from our other ongoing employee incentive programs, $1.2 million of overlapping rent expense related to our New York City office, $0.2 million of impairment loss related to Runa, and a gain of $0.2 million from a sale of intellectual property. For the year ended December 31, 2024, the amount reflects the write-off of prepayments made to a supplier for inventory orders. In November 2024, we learned that the supplier failed to produce the orders placed and paused operations. Further, the supplier did not provide a refund for such orders.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $196.9 million and $164.7 million of cash and cash equivalents as of December 31, 2025 and 2024, respectively.
Considering recent market conditions and our business assumptions, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the consolidated financial statements included herein and the foreseeable future.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	Percentage
Cash flows provided by (used in):
Operating activities	$47,174	$42,899	$4,275	10.0%
Investing activities	(8,253)	(974)	(7,279)	n/m
Financing activities	(7,534)	(8,296)	762	(9.2)%
Effects of exchange rate on changes on cash and cash equivalents	834	(563)	1,397	n/m
Net increase in cash and cash equivalents	$32,221	$33,066	$(845)	(2.6)%

n/m—represents percentage calculated not being meaningful

Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the year ended December 31, 2025, cash provided by operating activities increased $4.3 million as compared to the year ended December 31, 2024. The higher cash generation was driven by the increase in net income after adjusting for non-cash items and a minor improvement in working capital.
Investing Activities
During the year ended December 31, 2025 as compared to the year ended December 31, 2024, cash used in investing activities increased $7.3 million. The increase was primarily due to leasehold improvements related to the new New York, London, and Singapore offices.
Financing Activities

During the year ended December 31, 2025 compared to the year ended December 31, 2024, net cash used by financing activities decreased $0.8 million, primarily driven by fewer share repurchases that occurred in 2025 compared to 2024. See Note 14, Stockholders' Equity, for further discussion on share repurchases.
Debt
We had an immaterial amount of outstanding debt as of December 31, 2025 and December 31, 2024 related to vehicle loans.
Revolving Credit Facility
In May 2020, the Company entered into the Credit Facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60 million. On February 14, 2025, the Credit Facility was amended, extending the maturity five years to February 13, 2030.
Starting in December 2022, borrowings on the Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, through February 13, 2025, the Company was subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate based on the Company’s leverage ratio (as defined in the credit agreement). Starting February 14, 2025, the unused commitment fees ranged from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the credit agreement).
There were no amounts drawn on the Credit Facility as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we were compliant with all financial covenants.

Vehicle Loans
We periodically enter into vehicle loans. Interest rate on these vehicle loans range from 4.56% to 5.68%. The outstanding balance on the vehicle loans as of December 31, 2025 was immaterial.
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
Contractual Obligations and Commitments
We have contractual obligations to repay indebtedness and required interest payments and unused commitment fees under our Credit Facility and vehicle loans. As of December 31, 2025, we had no outstanding balance on the Credit Facility. Any future outstanding balances on the Credit Facility will be required to be repaid by February 2030.
We lease certain assets under noncancelable operating leases, which expire through 2034 relating to our office spaces. Future minimum commitments under these leases are 18.6 million as of December 31, 2025.

As of December 31, 2025, we also have inventory purchase commitments, which include any raw material or packaging commitments with our suppliers to secure our needs for future orders, which are generally due to be paid within one year. We also have production purchase commitments from our manufacturers based on our production plans, forecasts and contracts, that might result in costs if we were to reduce our purchases significantly in 2026 or for some relationships, in future years. We have other contractual payments related to information technology service agreements, sponsorship and marketing agreements, and minimum contractual third-party warehouse commitments, which are not individually material.

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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These consolidated financial statements include accruals for these promotions and discounts. The accruals are made for invoices that have not yet been received as of year-end and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718") for stock options issued under the 2014 Stock Option and Restricted Stock Plan and the 2021 Stock Incentive Award Plan.
We measure all awards based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period of each stock award grant, which is generally the vesting period of the respective award by using the accelerated attribution method. We apply an estimated forfeiture rate derived from historical employee termination behavior. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods. Stock awards are equity-classified, as they do not contain a cash settlement option or other features requiring them to be liability-classified.
We issue stock-based awards with service-based and performance-based and market-based vesting conditions. The accounting for performance‑based stock awards requires us to make significant judgments regarding the probability of achieving performance targets and the expected number of shares that will ultimately vest. Certain performance share unit awards allow for the issuance of shares in excess of the target award amount when performance results exceed specified thresholds. We evaluate performance expectations each reporting period and update our estimates based on current forecasts and available information. Changes in these estimates may result in adjustments to stock‑based compensation expense in future periods, which could be material to our results of operations.
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
We have determined that there are three reporting units for purposes of testing goodwill for impairment. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In performing the qualitative assessment, the Company reviews factors both specific to the reporting units and to the Company as a whole, such as financial performance, macroeconomic conditions, industry and market considerations, and the fair value of each reporting unit at the last valuation date. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, the quantitative impairment test is required; otherwise, no further testing is required.
Alternatively, we may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if we reasonably determine that it is more-likely-than-not that the fair value is less than the carrying value, we perform its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. We will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2025 and 2024, there were no impairments recorded.
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
As of December 31, 2025, the outstanding amounts related to our Revolving Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the Revolving Facility as of December 31, 2025.
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
The total notional values of our forward exchange contracts were $128.8 million and $107.4 million as of December 31, 2025 and December 31, 2024, respectively. The derivatives on the forward exchange contracts resulted in an unrealized loss of $4.7 million as of December 31, 2025, and we estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $9.5 million gain or loss.

Part of our cash and cash equivalents are denominated in foreign currencies. As of December 31, 2025, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.2 million. As of December 31, 2024, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
Inflation Risk

Inflation generally affects us by increasing our cost of transportation, labor and manufacturing costs. In recent years, we have seen fluctuating transportation costs caused by global supply chain disruptions or geopolitical instability and general inflation effects, which may cause pressure on our costs and margins. More specifically, we source a large amount of our finished goods from international countries, which exposes us to international supply chain inflation, particularly ocean freight. During the year ended December 31, 2025, general inflationary pressures continued to increase the other elements of our cost of goods and operating expenses. During 2025, tariffs were imposed on most imports into the United States, including coconut water, which created an increase in our cost of goods reported in 2025. Beginning in November 2025, we benefited from a U.S. executive action granting tariff exemptions applicable to coconut water products, which reduced our costs. If tariffs are implemented on goods from countries where we do business, or currently applicable exemptions expire or are rescinded, they may raise our cost of importation of coconut water and require us to adjust our pricing or strategy. See Part I, Item 1A. “Risk Factors—Changes in U.S. trade policy, including the imposition of new and revised tariffs on our principal sourcing countries, have increased our costs and created significant uncertainty, and could continue to materially and adversely affect our business, financial condition, results of operations, and cash flows.” for more information.
Credit Risk
We are exposed to concentration of credit risk from our major customers. As of December 31, 2025, sales to two customers represented approximately 44% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in substantial additional charges.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Vita Coco Company, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Vita Coco Company, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Vita Coco Company, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Vita Coco Company, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Trade Promotion Accruals — Refer to Note 2 to the financial statements

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

We identified the estimation of trade promotion accruals by management as a critical audit matter. These accruals are based on contract terms and the Company’s historical experience with similar programs and requires management judgment with respect to estimating customer and consumer participation and performance results. Consequently, auditing these assumptions require subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to trade promotion accruals included the following, among others:

•We tested the effectiveness of management’s controls over the estimation and calculation of the trade promotion accruals, including management’s controls over the review of the period-end accrual.
•We selected a sample of individual customers included in management’s detail of the recorded trade promotion accruals, and evaluated inputs relevant to recorded amounts, including contractual pricing and rebate arrangements with customers, which were compared to source documents.
•We selected a sample of subsequent payments, inspected relevant source documents, determined if they pertained to trade promotions that should have been recorded as of year-end, and compared to recorded amounts.

/s/ Deloitte & Touche LLP
New York, New York
February 18, 2026
We have served as the Company’s auditor since 2012.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(Amounts in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$196,873	$164,669
Accounts receivable, net of allowance of $2,660 at December 31, 2025, and $2,255 at December 31, 2024	81,514	63,450
Inventory	111,468	83,600
Supplier advances, current	693	954
Derivative assets	732	1,382
Prepaid expenses and other current assets	30,160	27,236
Total current assets	421,440	341,291
Property and equipment, net	9,298	2,351
Goodwill	7,791	7,791
Supplier advances, long-term	1,860	2,254
Deferred tax assets, net	6,463	6,100
Right-of-use assets, net	11,592	385
Other assets	2,714	2,209
Total assets	$461,158	$362,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,464	$30,758
Accrued expenses and other current liabilities	89,458	65,603
Notes payable, current	3	10
Derivative liabilities	1,507	6,895
Total current liabilities	116,432	103,266
Notes payable, long-term	—	3
Operating lease liability, long-term	13,087	—
Other long-term liabilities	97	295
Total liabilities	$129,616	$103,564
Contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 64,186,549 and 63,702,387 shares issued at December 31, 2025 and December 31, 2024, respectively; 57,082,173 and 56,961,941 shares outstanding at December 31, 2025 and December 31, 2024, respectively.	642	637
Additional paid-in capital	185,400	174,077
Retained earnings	228,014	156,694
Accumulated other comprehensive gain (loss)	486	(860)
Treasury stock, 7,104,376 shares at cost as of December 31, 2025, and 6,740,446 as of December 31, 2024.	(83,000)	(71,731)
Total stockholders’ equity	$331,542	$258,817
Total liabilities and stockholders’ equity	$461,158	$362,381
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$609,780	$516,013	$493,612
Cost of goods sold	387,185	317,230	312,883
Gross profit	222,595	198,783	180,729
Operating expenses
Selling, general and administrative	140,063	124,963	124,236
Total operating expenses	140,063	124,963	124,236
Income from operations	82,532	73,820	56,493
Other income (expense)
Unrealized gain/(loss) on derivative instruments	4,737	(8,176)	(872)
Foreign currency loss	(1,037)	(1,571)	(251)
Interest income, net	6,548	6,715	2,550
Other income	191	—	—
Total other income (expense)	10,439	(3,032)	1,427
Income before income taxes	92,971	70,788	57,920
Income tax expense	21,651	14,836	11,291
Net income	$71,320	$55,952	$46,629

Other comprehensive income (loss)
Foreign currency translation adjustment	$1,346	$(211)	$345
Total comprehensive income attributable to The Vita Coco Company, Inc.	$72,666	$55,741	$46,974

Net income attributable to The Vita Coco Company, Inc. per common share
Basic	$1.25	$0.99	$0.83
Diluted	$1.19	$0.94	$0.79
Weighted-average number of common shares outstanding
Basic	56,913,810	56,729,370	56,427,890
Diluted	59,967,691	59,286,562	58,747,338
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except share amounts)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	$Amount	Shares	$Amount	Shares	$Amount				Shares	$Amount

Balance at December 31, 2022	54,112,145	541	8,113,105	81	62,225,250	622	145,210	55,183	(994)	6,206,200	(58,928)	141,093
Net income	—	—	—	—	—	—	—	46,629	—	—	—	46,629
Cumulative-effect adjustment related to the adoption of accounting guidance for credit losses	—	—	—	—	—	—	—	(1,070)	—	—	—	(1,070)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	30,000	(773)	(773)
Stock-based compensation	—	—	—	—	—	—	9,128	—	—	—	—	9,128
Exercise of stock awards	910,203	9	—	—	910,203	9	7,076	—	—	—	—	7,085
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	345	—	—	345
Balance at December 31, 2023	55,022,348	$550	8,113,105	$81	63,135,453	$631	$161,414	$100,742	$(649)	6,236,200	$(59,701)	$202,437
Net income	—	—	—	—	—	—	—	55,952	—	—	—	55,952
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	504,246	(12,030)	(12,030)
Stock-based compensation	—	—	—	—	—	—	8,922	—	—	—	—	8,922
Exercise of stock awards	566,934	6	—	—	566,934	6	3,741	—	—	—	—	3,747
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(211)	—	—	(211)
Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	71,320	—	—	—	71,320
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	363,930	(11,269)	(11,269)
Stock-based compensation	—	—	—	—	—	—	10,843	—	—	—	—	10,843
Exercise of stock awards	484,162	5	—	—	484,162	5	480	—	—	—	—	485
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,346	—	—	1,346
Balance at December 31, 2025	56,073,444	$561	8,113,105	$81	64,186,549	$642	$185,400	$228,014	$486	7,104,376	$(83,000)	$331,542
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$71,320	$55,952	$46,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,072	745	660
Amortization of debt issuance costs	16	—	—
Loss on disposal of equipment	1	13	19
Provision for credit losses	2,023	1,603	260
Unrealized (gain)/loss on derivative instruments	(4,737)	8,176	872
Stock-based compensation	10,843	8,922	9,128
Impairment loss on assets held for sale	—	—	363
Impairment loss on Runa assets	185	—	—
Noncash lease expense	1,356	1,021	1,288
Deferred tax expense	(366)	644	(2,382)
Changes in operating assets and liabilities:
Accounts receivable	(18,568)	(14,171)	(7,088)
Inventory	(27,324)	(32,984)	33,688
Prepaid expenses, net supplier advances, and other assets	130	(2,691)	(622)
Accounts payable, accrued expenses, and other liabilities	11,223	15,669	24,340
Net cash provided by operating activities	47,174	42,899	107,155
Cash flows from investing activities:
Cash paid for property and equipment	(8,149)	(974)	(599)
Proceeds from sale of property and equipment	—	—	5
Equity method investment in joint venture	(104)	—	—
Net cash used in investing activities	(8,253)	(974)	(594)
Cash flows from financing activities:
Proceeds from exercise of stock awards	3,745	3,747	7,086
Cash paid on notes payable	(10)	(13)	(23)
Cash paid to acquire treasury stock	(11,269)	(12,030)	(773)
Net cash provided by (used in) financing activities	(7,534)	(8,296)	6,290
Effects of exchange rate changes on cash and cash equivalents	834	(563)	387
Net increase in cash and cash equivalents	32,221	33,066	113,238
Cash, cash equivalents and restricted cash at beginning of the period	165,933	132,867	19,629
Cash, cash equivalents and restricted cash at end of the period (1)	$198,154	165,933	132,867
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	1	75
(1) Includes $1,281, $1,264 and $330 of restricted cash as of December 31, 2025, 2024, and 2023 respectively, that were included in other current assets.
See accompanying notes to the consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands ("Private Label"), predominantly in the United States ("U.S."). Other products include coconut milk, coconut oil, and protein infused fitness drinks (under the brand name PWR LIFT).
The Company was incorporated in Delaware as All Market Inc. on January 17, 2007. On September 9, 2021, the Company changed its name to The Vita Coco Company, Inc. In 2018, the Company purchased certain assets and liabilities of Runa, which was marketed and distributed primarily in the U.S. until the Company ceased selling the brand in December 2023 and impaired all remaining assets in September 2025. The Company completed an initial public offering (the "IPO") of common stock in October 2021.
The Company is a public benefit corporation under Section 362 of the Delaware General Corporation Law. As a public benefit corporation, the Company's Board is required by the Delaware General Corporation Law to manage or direct its business and affairs in a manner that balances the pecuniary interests of its stockholders, the best interests of those materially affected by its conduct and the specific public benefits identified in its certificate of incorporation.
The Company has ten wholly-owned subsidiaries including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, as well as All Market Europe, Ltd. (“AME”) in the United Kingdom ("U.K.") established during 2009, and one subsidiary in Germany established during 2024. Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. See Note 22, Joint Venture, for further details.

Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Certain reclassifications have been made to previously reported consolidated financial statements to conform to the presentation as of and for the year ended December 31, 2025.
Principles of Consolidation
The consolidated financial statements include all the accounts of the wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of Global Events Causing Macroeconomic Uncertainty
Uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts) and the high interest rates, foreign exchange rates, tariffs, and other import related fees, and inflationary cost environment may affect the Company's global supply chain. It is not currently possible to ascertain the overall impact of these macroeconomic uncertainties on the Company’s business, results of operations, financial condition or liquidity. Future events and effects related to these macroeconomic uncertainties cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the consolidated financial statements relate to the determination of the value of trade promotions, share-based compensation, estimating the net realizable value of inventories, the determination of the current expected credit losses, assessing the realizability of deferred income taxes, assessing long-lived assets for impairment, and assessing goodwill for impairment. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606. ASC 606 defines a five-step model that requires entities exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying the performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. The Company's revenue is recognized net of allowances for returns, discounts, credits and any taxes collected from consumers.
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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on its behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These consolidated financial statements include accruals for these promotions and discounts. The accruals are made for invoices that have not yet been received as of year-end and are recorded as a reduction of sales, and are based on contract terms and the Company's historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.
Cost of Goods Sold
Costs of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies, and warehouse fulfillment costs incurred in operating and staffing warehouses.
Shipping and Handling Costs

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Shipping and handling costs related to the sale of inventory represent outbound distribution costs, and are included in cost of goods sold in the consolidated statement of operations. Shipping and handling costs were $17,424, $13,100 and $13,261 for the years ended December 31, 2025, 2024, and 2023, respectively.
Marketing and Promotional Expenses
Marketing and promotional expenses, including advertising expenses, consist of investments to grow our business and retain customers, including costs related to influencers, trade shows, product samples, advertising campaigns on social media and various other digital platforms, point of sale displays, and various event sponsorships. Marketing and promotional expenses are recorded in selling, general and administrative expenses in the period they are incurred and were $35,264, $31,343, and $35,460 for the years ended December 31, 2025, 2024, and 2023, respectively.
Research and Development
Research and development costs are charged to expense in the period incurred and are recorded in selling, general and administrative expenses. Research and development expenses were $399, $398, and $418 for the years ended December 31, 2025, 2024, and 2023, respectively.
Leases
The Company leases certain office space and machinery and equipment, which are classified as operating leases. These leases expire at various dates through 2034. The Company's lease agreements do not contain any material restrictive covenants. Right of use ("ROU") assets and corresponding lease liabilities are recognized at the commencement date based on the present value of future lease payments over the expected lease term and are included within ROU assets, net, in accrued expenses, and other long-term liabilities in its Consolidated Balance Sheets. Lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating lease expense is recognized on a straight‑line basis over the lease term. The Company does not have any finance leases.
The Company has also elected the short‑term lease exemption and therefore does not recognize ROU assets or lease liabilities for leases with terms of 12 months or less. Payments for short‑term leases are recognized as expense on a straight‑line basis over the lease term.

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
The Company issues stock-based awards with service-based and performance-based and market-based vesting conditions. The Company recognizes expense for performance-based awards when it becomes probable that such awards will be earned over a requisite service period. The actual number of shares ultimately earned may range from zero up to a contractual maximum and may exceed the target number of shares granted if performance results exceed the applicable performance targets. Compensation expense for performance‑based awards is recognized over the requisite service period based on the Company’s assessment of whether the performance conditions are probable of achievement and the estimated number of shares expected to vest.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

The Company has classified most of its stock-based compensation expense in its consolidated statements of operations in selling, general, and administrative expenses, reflecting the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. There are restricted stock units ("RSUs") previously granted to entities affiliated with a major customer, which was recognized as a stock-based sales incentive based on guidance in ASC 606 and reflected as a reduction in the transaction price revenue. See Note 14, Stockholders' Equity for further information.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, Income Taxes ("ASC 740"), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liabilities computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized. Interest and penalties related to unrecognized tax positions are included in income tax expense in the consolidated statement of operations and comprehensive income and accrued expenses in the consolidated balance sheets. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Accounts Receivable
Accounts receivable are reported net of an allowance for credit losses. In determining such an allowance, the Company considers historical losses and existing economic conditions, as well as the credit quality of each customer. Accounts receivable are charged off when the Company deems amounts to be uncollectible.
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
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of each of the reporting units with their carrying amount. The fair value of each of the reporting units is estimated by blending the results from the income approach and the market multiples approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in the Company’s industry, and require to make certain assumptions and estimates regarding industry economic factors and future profitability of the Company’s business. It is the Company’s policy to conduct impairment testing based on its most current business plans, projected future revenues and cash flows, which reflect changes anticipated in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

account for the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the Company’s reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2025, 2024, and 2023, there were no impairments recorded.
Supplier Advances
The Company issues advances to certain manufacturers with interest at rates between 5% and 7% with terms extending to February 2028. These advances are assessed for collectability and an allowance for credit losses is recognized when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. The Company recorded an allowance of $1,007 and $1,557 as of December 31, 2025 and December 31, 2024, respectively.
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
Substantially, all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchase from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations, and liquidity. The Company is exposed to concentration of credit risk from its major customers for which two customers represented 44%, 48%, and 53% of total net sales during the years ended December 31, 2025, 2024, and 2023, respectively. In addition, the two customers also accounted for 39% and 30% of total accounts receivable as of December 31, 2025 and 2024, respectively. The Company has not experienced credit issues with these customers.
Recently Adopted Accounting Pronouncements

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of specific categories in the rate reconciliation, detail out reconciling items that are equal to or greater than 5% of income from continuing operations before income tax expense multiplied by the applicable statutory income tax rate, and break out income taxes by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance on a retrospective basis for the year ended December 31, 2025. The adoption did not have a material effect on its consolidated financial statements.
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard for the year ended December 31, 2024. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and disclosures.
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
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. The amendments clarify the applicability, content, and disclosure requirements for interim financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The objective of ASU 2025‑11 is to improve the clarity and navigability of Topic 270 by consolidating existing interim reporting guidance, specifying required disclosures,

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

and establishing a principle that entities disclose events and changes occurring after the most recent annual reporting period that have a material impact on the entity. ASU 2025‑11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact on the Company’s interim reporting and disclosures.
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
•Other – This product category includes Vita Coco product extensions beyond coconut water, such as coconut milk products, including Vita Coco Treats; PWR LIFT; Ever & Ever; Runa (until the Company ceased selling in December 2023); Vita Coco coconut oil sold internationally; and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.
Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	December 31, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$424,319	$71,943	$496,262
Private Label	62,731	25,951	88,682
Other	21,723	3,113	24,836
Total	$508,773	$101,007	$609,780

	December 31, 2024
	Americas	International	Consolidated
Vita Coco Coconut Water	$343,288	$50,318	$393,606
Private Label	89,900	19,324	109,224
Other	9,155	4,028	13,183
Total	$442,343	$73,670	$516,013

	December 31, 2023
	Americas	International	Consolidated
Vita Coco Coconut Water	$317,221	$41,829	$359,050
Private Label	103,166	18,713	121,879
Other	9,858	2,825	12,683
Total	$430,245	$63,367	$493,612
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net was $81,514 and $63,450 as of December 31, 2025 and 2024, respectively. The Company recorded an allowance for current expected credit losses of $2,660 and $2,255 as of December 31, 2025 and 2024, respectively.
Changes in the allowance for current expected credit losses for the periods presented were as follows:

Balance at January 1, 2024	$2,486
Current period provision for expected credit losses	2,966
Account write-offs and other deductions, net of recoveries	(3,197)
Balance as of December 31, 2024	$2,255
Current period provision for expected credit losses	4,662
Account write-offs and other deductions, net of recoveries	(4,257)
Balance as of December 31, 2025	$2,660
5. INVENTORY
Inventory consists of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

	December 31,
	2025	2024
Raw materials and packaging	$5,353	$3,536
Finished goods	106,115	80,064
Inventory	$111,468	$83,600
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024

State and Federal Tax receivables	$7,198	$5,737
VAT receivables	7,005	1,790
Supplier prepaid	3,473	4,767
Contract assets	3,131	4,804
Lease Incentive Receivables	1,690	—
Supplier Incentives Receivables	1,442	1,590
Restricted Cash	1,281	1,264
Prepaid IT Subscriptions	1,230	566
Prepaid insurance	678	1,230
Interest Receivable	525	462
GST/HST Receivable	353	893
Other prepaid expenses	1,557	2,077
Other receivables	597	2,056
	$30,160	$27,236
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2025	2024
Leasehold improvements	$6,290	$393
Computer software and hardware	4,654	3,895
Machinery and equipment	2,682	2,271
Furniture and fixtures	1,575	708
Vehicles	624	624
Land and improvements	—	140
Total Property and equipment	15,825	8,031
Less accumulated depreciation and amortization	(6,527)	(5,680)
Property and equipment—net	$9,298	$2,351
Depreciation expense related to property and equipment, net for the years ended December 31, 2025, 2024, and 2023 was $1,072, $745 and $660, respectively.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

In the year ended December 31, 2023, the Company reclassified its long-lived assets in Ecuador related to its Runa product and related production assets from held for sale to held and used within property and equipment and recorded an impairment charge to reduce the carrying amount of the asset group to its estimated fair value of $140. In 2025, the Company recorded an impairment loss of $140 related to this land and impaired the remaining assets related to Runa, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2025.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following:

	December 31,
	2025	2024
Goodwill	$7,791	$7,791

Annual Goodwill Impairment Testing
The Company’s goodwill is allocated to the Americas reporting unit and is tax deductible. As of December 31, 2025, the Company performed the qualitative assessment only, which did not indicate that it is more likely than not that the carrying value of each of the reporting units exceeds their fair value, resulting in no further quantitative testing. Based on the results of the annual impairment test, the Company concluded that no impairment to goodwill existed as of December 31, 2025, 2024, and 2023.

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
Intangible assets, net was $0 as of December 31, 2025 and December 31, 2024.
Amortization expense for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $0, $0 and $0, respectively, and was recorded in selling, general and administrative expenses on the Company's consolidated statements of operations.
9. ACCRUED EXPENSES
Accrued expenses consist of the following:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

	December 31,
	2025	2024
Accrued promotions and marketing	$22,048	$22,380
Income Tax payable	21,093	10,559
Payroll and benefits related expenses	15,841	10,388
Shipping and handling costs	12,102	11,932
Accrued trade payable	6,361	1,242
VAT Payable	3,642	2,652
Operating Lease Liabilities - ST	1,727	422
Accrued Professional fees	1,200	1,269
Other accrued expenses	5,444	4,759
	$89,458	$65,603
10. DEBT
The table below details the outstanding balances on the Company’s credit facility and notes payable as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Notes payable
Vehicle loans	3	13
	$3	$13

Current	$3	$10
Non-current	$—	$3
Credit Facility
In May 2020, the Company entered into a five-year credit facility (the "Credit Facility") with Wells Fargo Bank, National Association consisting of a revolving line of credit, which currently provides for committed borrowings of $60,000. On February 14, 2025, the Credit Facility was amended, extending the maturity date five years to February 13, 2030. In connection with the amendment, the Company capitalized $90 of deferred financing costs, which are being amortized over the term of the facility. As of December 31, 2025, the unamortized deferred financing fees related to the revolver totaled $74 and are included in Other assets on the Company’s consolidated balance sheet.
Borrowings on the Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple Secured Overnight Financing Rate ("SOFR") plus a spread defined in the credit agreement (the "Spread"); or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on the Company’s leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, the Company was subject to unused commitment fees ranging from 0.10% and 0.20% on the unused amount of the line of credit through February 13, 2025, with the rate based on the Company’s leverage ratio (as defined in the Credit Facility). Starting February 14, 2025, the unused commitment fees range from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on the Company’s leverage ratio (as defined in the Credit Facility).
As of December 31, 2025 and December 31, 2024, the Company had no outstanding balance and $60,000 undrawn and available under its amended Credit Facility. The Company incurred no interest expense for the Credit Facility for the year ended December 31, 2025 and 2024, respectively. The unused commitment fee for the Credit Facility amounted to $73 and $61 for the year ended December 31, 2025 and 2024, respectively. Interest expense and unused

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

commitment fee for the Credit Facility amounted to $14 and $46, respectively, for the year ended December 31, 2023. The effective interest rate was 0.13%, 0.10%, and 0.10%, respectively, as of December 31, 2025, 2024, and 2023.
The Credit Facility is collateralized by substantially all of the Company’s assets.
The Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies, (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of December 31, 2025, the Company was compliant with all financial covenants.
11. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation in the ordinary course of business. The Company intends to vigorously defend itself in such matters and management, based upon the advice of legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of December 31, 2025 and 2024, the Company did not record liabilities relating to such legal matters.
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
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable attributable to the Americas reportable segment were as follows:

	Net sales			Accounts receivable
	Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024
Customer A	19%	25%	30%	9%	13%
Customer B	25%	23%	23%	30%	17%
One of the customers acquired less than 5% ownership in the Company upon consummation of the IPO. The same customer also was granted 200,000 restricted stock awards at the time of the IPO, of which 100,000 vested on March 31, 2023 and 100,000 vested on March 31, 2024. The customer monetized its investment in the Company during the first quarter of 2025.
In 2023, the Company agreed to start to discontinue the Private Label coconut water and coconut oil supply relationship with one of the significant customers as the terms required to retain the business were contrary to the long term margin targets. However, at the request of this customer, the supply relationship continued for a significant portion of their Private Label coconut water needs in 2024. During 2025, the Company experienced a decrease in the number of regions that the Company services for Private Label for this customer.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

	Year Ended December 31,
	2025	2024
Supplier A	18%	18%
Supplier B	13%	15%
Supplier C	10%	8%
12. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sale transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of December 31, 2025 and December 31, 2024, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges, and therefore all changes in fair value were immediately recognized in earnings.
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
The notional amount and fair value of all outstanding derivative instruments in the consolidated balance sheets consist of the following at:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

December 31, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$21,769	$543	Derivative assets
Receive THB/sell USD	23,620	189	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$39,878	$(854)	Derivative liabilities
Receive USD/pay EUR	27,531	(324)	Derivative liabilities
Receive USD/pay CAD	16,043	(329)	Derivative liabilities

December 31, 2024
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive USD/pay EUR	$9,060	$458	Derivative assets
Receive USD/pay GBP	26,303	464	Derivative assets
Receive USD/pay CAD	8,486	460	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive THB/sell USD	$28,066	$(623)	Derivative liabilities
Receive BRL/sell USD	35,443	(6,272)	Derivative liabilities
The amount of realized and unrealized gains and losses and consolidated statements of operations and comprehensive income location of the derivative instruments as of December 31, 2025 and 2024 are as follows:

	2025	2024	2023
Unrealized gain (loss) on derivative instruments	$4,737	$(8,176)	$(872)
Foreign currency gain (loss)	$(3,314)	$(1,067)	$5,697
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
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at December 31, 2025 and 2024, is as follows:

	Level 1	Level 2 Forward Currency Swaps/Contracts	Level 3 Contingent consideration liability	Total
December 31, 2025	$—	$(775)	$—	$(775)
December 31, 2024	$—	$(5,513)	$—	$(5,513)
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
Treasury Stock - As of December 31, 2025 and 2024, the Company held 7,104,376 and 6,740,446 shares in treasury stock. In January 2021, the Company entered into a Stock Purchase Agreement with RW VC S.a.r.l, f/k/a Vita Coco S.a.r.l (the “Seller”). The Company repurchased 5,192,005 shares of its own common stock from the Seller at a purchase price of $9.63 per share, or an aggregate purchase price of approximately $50,000. The purchase price per share approximated the most recent third-party common stock valuation prepared in conjunction with the accounting of stock-based compensation discussed within Note 15.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

On October 30, 2023, the Board approved a share repurchase program ("Program") authorizing the Company to repurchase up to $40,000 of the Company's common stock. On April 28, 2025, the Company's Board approved an additional $25,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $65,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program. Shares of the Company's common stock may be repurchased under the Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of the Company's common stock repurchased under the Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of the Company's common stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 363,930 shares under this program at a cost of $11,269 during the year ended December 31, 2025. The Company repurchased 504,246 shares under this program at a cost of $12,030 during the year ended December 31, 2024. As of December 31, 2025, $40,928 remained available for future purchases under the Program.
15. STOCK-BASED COMPENSATION

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
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO. On and after closing of the offering and the effectiveness of the 2021 Incentive Award Plan, no further grants will be made under the 2014 Plan. The maximum number of shares of the Company's common stock available for issuance under the 2021 Plan is equal to the sum of (i) 3,431,312 shares of the Company's common stock and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by the Board; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options, or ISOs. The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, RSUs, other incentive awards, stock appreciation rights, and cash awards. Stock options, restricted stock, and RSU's were granted under 2021 Plan. As of December 31, 2025, there were 2,941,343 shares of the Company's common stock reserved for future issuance pursuant to the 2021 Plan.
For the year ended December 31, 2025, 2024, and 2023 the Company recorded stock compensation costs totaling:

	Year Ended December 31,
	2025	2024	2023
Reduction in revenue (1)	$—	$151	$1,323
Selling, general & administrative expenses	$10,843	$8,771	$7,805
Total stock compensation expense	$10,843	$8,922	$9,128
(1) The cost recognized as a reduction in revenue is related to the RSUs previously granted to a major customer based on guidance in ASC 606 as a stock-based sales incentive. These awards are shares of restricted Common Stock valued at $3,000 granted at the time of the IPO to an entity affiliated with a significant customer, at $15.00 per share, or 200,000 restricted shares, in connection with an amendment to extend the distributor agreement term to June 10, 2026. Since the distribution agreement had not been terminated by either party for cause as of March 31, 2023, 50% of the shares were released on March 31, 2023. The remaining 50% were released on March 31, 2024.
Stock Option Awards with Service-based Vesting Conditions

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Most stock option awards granted under the 2014 and 2021 Plans vest based on the continuous service. The stock options awarded to the employees have different vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the year ended December 31, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2024	3,054,060	$13.14
Granted	201,100	$32.95
Exercised	356,321	$10.46
Forfeited or expired	25,443	$15.35
Outstanding—December 31, 2025	2,873,396	$14.78	5.5	$111,319
Exercisable—December 31, 2025	2,378,997	$12.51	5.0	$96,360
The weighted average grant-date fair value of the service-based stock option awards granted during the years ended December 31, 2025 and 2024 was $13.08 per option and $10.52 per option, respectively. The aggregate intrinsic value of service-based stock options exercised was $15,161 and $8,921 for the years ended December 31, 2025 and 2024, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for all stock options that had exercise prices lower than the fair value of the Company’s common stock.
The fair value of the service-based stock options granted in 2025 and 2024 pursuant to the Stock Option Plan was estimated on a grant or on a modification date using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

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
As of December 31, 2025, there was $2,233 of total unrecognized compensation cost related to unvested service-based stock options, which is expected to be recognized over a weighted-average service period of 1.9 years.
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
During the years ended December 31, 2025 and December 31, 2024, there were no modifications to these awards.
The following table summarizes the stock option activity during the year ended December 31, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(per option)	(in years)	(in thousands)
Outstanding—December 31, 2024	1,144,436	$12.60
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding—December 31, 2025	1,144,436	$12.60	5.1	$46,243
Exercisable—December 31, 2025	709,346	$10.18	3.9	$30,383
.
The fair value of the awards with performance-based vesting conditions was estimated using the Black-Scholes option-pricing model used for the Company’s service-based stock options and assumed that performance goals will be achieved. If such performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company did not grant any performance based options for the year ended December 31, 2025.
As of December 31, 2025, total unrecognized compensation cost related to the unvested stock option awards containing performance conditions was $185, which is expected to be recognized over the period of approximately 0.2 years.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Service & Performance Based Restricted Stock Awards ("RSUs")
RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the twelve months ended December 31, 2025, the Company also granted RSUs that contained performance-based vesting conditions, subject to achievement of various performance goals by the end of 2025 or 2026, specifically net sales growth and Adjusted EBITDA targets. The following table summarizes the restricted stock and RSU activity for the year ended December 31, 2025:

	Number of service based Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value (service based)	Number of performance based Restricted Stock or RSU Awards	Weighted Average Grant Date Fair Value (performance based)
Non-vested - December 31, 2024	634,803	$19.99	74,579	$23.97
Granted	214,468	33.66	71,140	32.89
Vested	216,411	19.17	—	—
Forfeited/Cancelled	24,657	23.69	1,528	26.18
Non-vested - December 31, 2025	608,203	$24.95	144,191	$28.35

The aggregate grant date fair value of service and performance based RSUs granted during 2025 and 2024 was $7,219 and $8,609, respectively. At December 31, 2025, there was $6,217 of unrecognized stock compensation expense related to non-vested service-based RSUs, which is expected to be recognized over a weighted average period of 1.8 years and $1,954 of unrecognized stock compensation expense related to non-vested performance based RSUs, which is expected to be recognized over a weighted average period of 1.2 years.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

16. INCOME TAXES
The domestic and foreign components of the Company’s income before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$51,898	$42,131	$31,614
Foreign	41,073	28,657	26,306
Income before income taxes	$92,971	$70,788	$57,920
The income tax expense for the years ended December 31, 2025, 2024, and 2023 consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$10,057	$6,055	$6,926
State and local	3,927	3,050	1,911
Foreign	8,031	5,088	4,940
	22,015	14,193	13,777
Deferred
Federal	$(233)	$166	$(2,044)
State and local	(214)	192	(629)
Foreign	83	285	187
	(364)	643	(2,486)
Total	$21,651	$14,836	$11,291

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate is as follows:

	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. Federal Statutory Rate	$19,524	21.0%	$14,865	21.0%	$12,163	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	2,945	3.2%	2,723	3.8%	1,048	1.8%
Foreign Tax Effects
Singapore
Statutory tax rate difference between Singapore and United States	(1,210)	(1.3%)	(943)	(1.3%)	(840)	(1.5%)
Other	331	0.4%	(104)	(0.1%)	443	0.8%
Other foreign jurisdictions	366	0.4%	401	0.6%	—	—%
Effect of Cross-Border Tax Laws				—%
Global intangible low-taxed income	4,804	5.2%	3,615	5.1%	2,953	5.1%
Foreign-derived intangible income	(730)	(0.8%)	(727)	(1.0%)	(188)	(0.3%)
Tax Credits
Federal foreign tax credit	(4,804)	(5.2%)	(3,927)	(5.5%)	(2,951)	(5.1%)
Nontaxable or Nondeductible Items
Stock option exercise windfall	(2,892)	(3.1%)	(1,383)	(2.0%)	(1,932)	(3.3%)
162(m) limitation	2,445	2.6%	872	1.2%	660	1.1%
Other nontaxable or nondeductible items	97	0.1%	105	0.1%	104	0.2%
Other Adjustments	775	0.8%	(661)	(0.9%)	(169)	(0.3%)
Effective Tax Rate	$21,651	23.3%	$14,836	21.0%	$11,291	19.5%
1 State taxes in CA, NY, NJ and IL made up the majority (greater than 50 percent) of the tax effect in this category

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Deferred tax assets and liabilities at December 31, 2025 and 2024, consist of the following:

	2025	2024
Deferred Tax Assets
Inventory reserves	$472	$601
Reserves and accruals	1,556	1,150
Stock based compensation	7,046	6,268
Net operating loss carryforwards	3,639	3,577
Lease liability	3,129	291
Subtotal	15,842	11,887
Valuation allowance	(3,651)	(3,587)
Total deferred tax assets	12,191	8,300
Deferred Tax Liabilities
Prepaid insurance	(61)	(273)
Intangibles	(1,562)	(1,509)
Right-of-use assets	(2,352)	(252)
Fixed assets	(1,764)	(329)
Other, net	11	163
Total deferred tax liabilities	(5,728)	(2,200)
Net deferred tax assets (liability)	$6,463	$6,100
A valuation allowance of $3,651 and $3,587 was recorded against the non-U.S. deferred tax asset balance as of December 31, 2025 and 2024, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2025 and 2024, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the U.S. deferred taxes are realizable. A valuation allowance has been established against the net operating loss carryforwards which have been generated by the Company's foreign jurisdictions.
As of December 31, 2025 and 2024, the Company had no U.S. state and federal net operating loss carryforwards. As of December 31, 2025 and 2024, the Company had net operating loss carryforwards related to foreign operations of $17,572 and $18,309, respectively. These net operating loss carryforwards have various lives remaining ranging from 10 years to indefinite carryforward periods.
A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

2025
Beginning balance as of January 1, 2025	$106
Reductions based on tax positions related to prior years	(17)
Additions based on tax positions related to current year	—
Ending balance as of December 31, 2025	$89
As of December 31, 2025 and 2024, there were $89 and $106 liabilities for income tax uncertainties recorded in the Company’s consolidated balance sheets. The Company recognized interest and penalties related to income tax uncertainties of $31 and $37 in its consolidated statements of operations for years ended December 31, 2025 and 2024, respectively. The Company is subject to income tax examinations by the IRS and various state and local jurisdictions for the open tax years between December 31, 2022 and December 31, 2025.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Cash paid for income taxes (net of refunds) is as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$5,048	$5,337	$6,200
State and local	2,433	2,571	2,326
Foreign	5,639	5,073	1,379
Total income taxes paid (net of refunds)	$13,120	$12,981	$9,905
Income Taxes Paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:
State
California	*	*	$689
New Jersey	*	*	$477
Foreign
Singapore	$4,010	$3,679	$1,378
United Kingdom	$1,214	$1,395	*
*Jurisdiction below the threshold for period presented.
As of December 31, 2025 and 2024, income taxes on undistributed earnings of the Company’s foreign subsidiaries have not been provided for as the Company plans to indefinitely reinvest these amounts. The cumulative undistributed foreign earnings were not material as of December 31, 2025 and 2024.
On July 4, 2025, the United States enacted tax reform legislation through the passage of H.R.1, One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the 2017 Tax Cuts and Jobs Act, and repealing certain clean energy initiatives, in addition to other changes. The impact of these changes was not material as of December 31, 2025.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

17. EARNINGS PER SHARE
Basic and diluted earnings per share is calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to The Vita Coco Company, Inc.	$71,320	$55,952	$46,629
Denominator:
Weighted-average number of common shares used in earnings per share—basic	56,913,810	56,729,370	56,427,890
Effect of conversion of stock options and RSU's	3,053,881	2,557,192	2,319,448
Weighted-average number of common shares used in earnings per share—diluted	59,967,691	59,286,562	58,747,338
Earnings per share—basic	$1.25	$0.99	$0.83
Earnings per share—diluted	$1.19	$0.94	$0.79
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options and restricted stock awards	188,440	210,933	310,953
18. EMPLOYEE BENEFIT PLAN
Employees of the Company may participate in a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company matches contributions up to 3% of each employee’s earnings, which vest over two years. Matching contributions were $1,082, $845 and $616 for the years ended December 31, 2025, 2024, and 2023, respectively.
19. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the U.S. and Canada and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s sustainably packaged water (Ever & Ever) and protein infused fitness drink (PWR LIFT), guayusa leaf products (Runa), are or were, in the case of Runa, marketed only in the Americas segment. As of December 2023, the Company ceased offering the Runa brand.
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

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments and also uses segment gross profit for evaluating product pricing.
All intercompany transactions between the segments have been eliminated.
Information about the Company’s operations by operating segment as of and for the years ended December 31, 2025, 2024, and 2023 is as follows:

	December 31, 2025
	Americas	International	Consolidated
Net sales	$508,773	$101,007	$609,780
Cost of goods sold	321,464	65,721	387,185
Gross profit	187,309	35,286	222,595
Total segment assets	302,185	158,973	461,158

	December 31, 2024
	Americas	International	Consolidated
Net sales	$442,343	$73,670	$516,013
Cost of goods sold	268,787	48,443	317,230
Gross profit	173,556	25,227	198,783
Total segment assets	241,894	120,487	362,381

	December 31, 2023
	Americas	International	Consolidated
Net sales	$430,245	$63,367	$493,612
Cost of goods sold	267,983	44,900	312,883
Gross profit	162,262	18,467	180,729
Total segment assets	209,984	75,698	285,682

	Year Ended December 31,
Reconciliation	2025	2024	2023
Total gross profit	$222,595	$198,783	$180,729
Less:
Selling, general, and administrative expenses	140,063	124,963	124,236
Income from operations	82,532	73,820	56,493
Less:
Unrealized gain/(loss) on derivative instruments	4,737	(8,176)	(872)
Foreign currency loss	(1,037)	(1,571)	(251)
Interest income, net	6,548	6,715	2,550
Other income	$191	$—	$—
Income before income taxes	$92,971	$70,788	$57,920

Geographic Data:
The following table provides information related to the Company’s net revenues by country, which is presented on the basis of the location that revenue from customers is recorded:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

Twelve Months Ended December 31,	2025	2024	2023
United States	$471,497	$414,350	$401,974
United Kingdom	66,743	53,276	44,330
All other countries(1)	71,540	48,387	47,308
Net sales	$609,780	$516,013	$493,612

(1)No individual country is greater than 10% of total net sales for the years ended December 31, 2025, 2024, and 2023.
The following table provides information related to the Company’s property and equipment, net by country:

	December 31, 2025	December 31, 2024
United States	$6,419	$758
Singapore	2,224	1,280
United Kingdom	655	173
All other countries(1)	—	140
Property and equipment, net	$9,298	$2,351

(1)No individual country is greater than 10% of total property and equipment, net as of December 31, 2025 and 2024.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

20. RELATED-PARTY TRANSACTIONS
Director Nominee Agreements - On May 24, 2022, a member of the Board appointed as a nominee under the Investor Rights Agreement by Verlinvest Beverages SA ("Verlinvest"), a stockholder of the Company, entered into a nominee agreement instructing the Company to pay all cash and equity compensation earned in connection with his board of director service to Verlinvest. Based on the aforementioned nominee agreement, until the termination of the agreement, RSUs granted to this director were held by him as a nominee for Verlinvest and, upon vesting of the RSUs, the shares were transferred to Verlinvest. The nominee agreement terminated on June 3, 2025 and is no longer in effect. Following termination of the agreement, the director receives all cash and equity compensation directly. The nominee agreement was primarily between the director and Verlinvest. The Company was a party to this arrangement solely to agree to the manner in which it would satisfy the compensation obligations to this director. As of December 31, 2025, there are no active members of the Board subject to this nominee agreement.
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
Distribution Agreement with Stockholder – On October 1, 2019 the Company entered into a distribution agreement with one of its stockholders. The distribution agreement granted the stockholder the right to sell, resell and distribute designated products supplied by the Company within a specified territory. During the year ended December 31, 2023, the stockholder's ownership in the Company became less than 5%. Additionally, the distribution agreement with this stockholder ended during 2024. Revenue recognized related to this distribution agreement was $258, $1,642, and $4,048 for the years ended December 31, 2025, 2024, and 2023, respectively. The amounts due from the stockholder in Accounts Receivable, net were $0, and $83 as of December 31, 2025, and 2024 respectively. There were $0 amounts payable to the stockholder in Accounts payable as of December 31, 2025 and 2024. Related to this distribution arrangement, the Company and the stockholder had a service agreement in which the Company shared in the compensation costs of the stockholder’s employee managing the China market. The Company recorded $10, $181, and $151 for the years ended December 31, 2025, 2024, and 2023, respectively, in selling, general, and administrative expenses for this service agreement.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

21. LEASES
In January 2016, the Company entered into an operating lease for office space in New York, New York, which was set to expire in January 2023. The lease was extended to October 31, 2025 to allow for a smooth transition to the Company's new New York office.
In August 2024, the Company signed a lease agreement for a new office in New York, New York. The operating lease commenced on January 1, 2025, and terminates in December 2034, with an option to extend for an additional two years. Total undiscounted future payments for this new office lease are $15,766. The Company recognized ROU assets and lease liabilities of $10,002 and $11,692, respectively, upon lease commencement on the Company’s consolidated balance sheet. Additionally, upon signing the agreement, the Company was required to establish a letter of credit of $920 which may be used in case of delinquency. As of December 31, 2025, the Company accounted for this letter of credit as restricted cash included in Prepaid and other current assets on the consolidated balance sheet.
In November 2024, the Company signed a lease agreement for a new office in London, United Kingdom. The operating lease commenced on January 2, 2025 and terminates in December 2029. Total undiscounted future payments for this new office lease are $1,152. The Company recognized ROU assets and lease liabilities of $1,140 and $1,252 respectively, upon lease commencement on the Company’s consolidated balance sheet. The Company agreed to establish a security deposit of $117, which is refundable at the end of the lease period.
In April 2025, the Company signed an agreement for a new office in Singapore. The operating lease commenced on April 1, 2025 and terminates in June 2030. Total undiscounted future payments for this new office lease are $1,675. The Company recognized ROU assets and lease liabilities of $1,564 and $1,564 respectively, upon lease commencement on the Company’s consolidated balance sheet.
As of December 31, 2025, the Company did not have any additional operating leases that have not yet commenced with future undiscounted lease payments.
The components of lease cost, which are included within operating expenses in the accompanying consolidated statements of operations, are summarized in the following table (in thousands). Any variable lease costs are immaterial.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$2,801	$1,038

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of December 31, 2025	As of December 31, 2024

Noncurrent assets:
Operating lease right-of-use assets	Right-of-use assets, net	$11,592	$385

Current liabilities:
Current portion of operating lease liabilities	Accrued expenses	$1,727	$422

Noncurrent liabilities:
Non-current portion of operating lease liabilities	Other long-term Liabilities	$13,087	$—

The following summarizes the weighted average remaining lease term and weighted average discount rate related to the Company’s right-of-use assets and lease liabilities recorded on the balance sheet as of December 31, 2025:

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(Amounts in thousands, except for share and per share data)

As of December 31, 2025
Weighted-average remaining lease terms	8.19
Weighted average discount rate	5.4%

The following table summarizes supplemental cash flow information for the Company’s operating leases:

As of December 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,492

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025:

Year ending December 31,	Maturity of Lease Payments
2026	$2,265
2027	2,289
2028	2,317
2029	2,344
2030	1,948
Thereafter	7,429
Total lease payments	$18,592
Less: imputed interest	3,778
Total lease liabilities	$14,814

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Coco Ventures Limited purchases coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585 to be paid in cash within one year. Per the joint venture agreement, the Company shall contribute its portion of capital funding per the operational funding requirement of the joint venture's business operations. The Company recorded the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment is accounted for using the equity method of accounting in accordance with ASC 323. As of December 31, 2025, the Company recognized an investment of $587 in Coco Ventures Limited. This amount includes $104 contributed during 2025 and $483 that was legally committed as of year‑end and subsequently funded on January 2, 2026. Coco Ventures Limited commenced operations in February 2025. The equity method investment is recorded in other assets on the consolidated balance sheet.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended December 31, 2025:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
The Michael Kirban Revocable Trust	A trust controlled by Michael Kirban (Co-Founder and Executive Chairman)	Adoption	December 10, 2025	March 10, 2026 to March 10, 2027	Up to 100,000 shares of Common Stock
Martin Roper	Chief Executive Officer	Adoption	December 10, 2025	April 1, 2026 to December 15, 2026	Up to 250,000 shares of Common Stock subject to a daily maximum of 25,000 shares
Jane Morreau	Director	Adoption	November 8, 2025	February 23, 2026 to November 6, 2026	Up to 15,000 shares of Common Stock
Corey Baker	Chief Financial Officer	Adoption	December 12, 2025	March 13, 2026 to October 30, 2026	Up to 10,000 shares of Common Stock, subject to a daily maximum of 2,000 shares
Jonathan Burth	Chief Operating Officer	Adoption	December 15, 2025	March 16, 2026 to January 29, 2027	Up to 200,000 shares of Common Stock
Jane Prior	Chief Marketing Officer	Adoption	December 4, 2025	March 5, 2026 to August 31, 2026	Up to 50,000 shares of Common Stock
Charles Van Es	Chief Commercial Officer	Adoption	December 15, 2025	March 16, 2026 to April 30, 2027	Up to 24,000 shares of Common Stock
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
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
See the listing of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of The Vita Coco Company, Inc.	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws of The Vita Coco Company, Inc.	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc.	S-1	333-259825	4.1	9/27/21
4.2	Description of Capital Stock.	10-K	001-40950	4.2	3/14/23
4.3+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021.	8-K	001-40950	10.1	10/25/21
4.4+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021.	8-K	001-40950	10.2	10/25/21
4.5	Form of Indenture	S-3	333-271583	4.4	5/2/23
10.1+	Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of January 11, 2021.	S-1	333-259825	10.1	9/27/21
10.2+	Second Amendment to Credit Agreement, by and between All Market Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of May 21, 2021.	S-1	333-259825	10.2	9/27/21
10.3+	Third Amendment to Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of November 2, 2021.	10-K	001-10950	10.3	3/14/22
10.4+	Fourth Amendment to the Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of December 5, 2022.	10-K	001-40950	10.4	3/14/23
10.5+	Fifth Amendment to the Credit Agreement, by and between The Vita Coco Company, Inc., the Guarantors, and Wells Fargo Bank, National Association, dated as of February 14, 2025.	10-K	001-40950	10.5	02/26/2025
10.6†	All Market Inc. 2014 Stock Option And Restricted Stock Plan.	S-1/A	333-259825	10.3	10/12/21
10.7†	The Vita Coco Company, Inc. 2021 Incentive Award Plan.	10-K	001-40950	10.5	3/14/22
10.8†	The Vita Coco Company, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259825	10.5	10/12/21
10.9†	Form of Stock Option Grant Notice					*
10.10†	Form of Restricted Stock Grant Notice					*

10.11†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated October 20, 2021.	10-Q	001-40950	10.5	11/17/21
10.12†	First Amendment to Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, effective as of May 2, 2022.	10-Q	001-40950	10.1	11/10/22
10.13†	Second Amendment to Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Michael Kirban, dated March 4, 2024.	10-Q	001-40950	10.1	05/02/2024
10.14†	Amended and Restated Employment Agreement, by and between The Vita Coco Company, Inc. and Martin Roper, dated October 20, 2021.	10-Q	001-40950	10.6	11/17/21
10.15†	The Vita Coco Company, Inc. Non-Employee Director Compensation Policy.					*
10.16†	Form of Indemnification Agreement.	S-1/A	333-259825	10.7	10/12/21
10.17+†	Employment Agreement, by and between All Market Inc. and Jonathan Burth, dated as of February 10, 2020.	S-1	333-259825	10.10	9/27/21
10.18+†	Employment Agreement, by and between All Market Inc. and Charles Van Es, dated as of February 10, 2020.	S-1	333-259825	10.12	9/27/21
10.19+†	Employment Agreement, by and between All Market Inc. and Jane Prior, dated as of February 10, 2020.	S-1	333-259825	10.13	9/27/21
10.20+†	Employment Agreement, by and between The Vita Coco Company, Inc., and Corey Baker, dated as of March 7, 2023	10-Q	001-40950	10.1	5/5/23
10.21+X	Manufacturing and Purchasing Agreement, by and among Century Agriculture Corporation and All Market Singapore Pte. Ltd., dated as of September 17, 2012.	S-1	333-259825	10.14	9/27/21
10.22+X	Manufacturing and Purchasing Agreement, by and among Fresh Fruit Ingredients, Inc. and All Market, Inc., dated as of April 8, 2010.	S-1	333-259825	10.15	9/27/21
10.23+X	Manufacturing and Purchasing Agreement, by and among Century Pacific Food, Inc. and All Market Singapore Pte. Ltd., dated March 8, 2024.	10-Q	001-40950	10.2	05/02/2024
10.24+X	Co-Manufacturing and Purchasing Agreement, by and among Axelum Resources Corp. and All Market Singapore Pte. Ltd., dated as of April 18, 2024.	10-Q	001-40950	10.1	08/01/2024
10.25+X	Third Amendment to the Manufacturing and Purchasing Agreement, by and between Century Pacific Agricultural Ventures, Inc., and All Market Singapore Pte. Ltd, dated as of June 12, 2025.	10-Q	001-40950	10.1	07/30/2025
19.1	The Vita Coco Company, Inc. Insider Trading Policy	10-K	001-40950	19.1	02/26/2005
21.1	List of Subsidiaries of The Vita Coco Company, Inc.					*
23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm.					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
97.1	The Vita Coco Company, Inc. Clawback Policy	10-K	001-40950	97.1	02/26/2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
X	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: February 18, 2026	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Martin Roper	Chief Executive Officer and Director	February 18, 2026
Martin Roper	(Principal Executive Officer)

/s/ Corey Baker	Chief Financial Officer	February 18, 2026
Corey Baker	(Principal Financial and Accounting Officer)

/s/ Michael Kirban	Chairman and Director	February 18, 2026
Michael Kirban

/s/ Shelley Broader	Director	February 18, 2026
Shelley Broader

/s/ Aishetu Fatima Dozie	Director	February 18, 2026
Aishetu Fatima Dozie

/s/ John Leahy	Director	February 18, 2026
John Leahy

/s/ Ira Liran	Director	February 18, 2026
Ira Liran

/s/ Eric Melloul	Director	February 18, 2026
Eric Melloul

/s/ Jane Morreau	Director	February 18, 2026
Jane Morreau

/s/ Kenneth Sadowsky	Director	February 18, 2026
Kenneth Sadowsky

/s/ John Zupo	Director	February 18, 2026
John Zupo