Form 10-Q
period 2026-03-31
Vita Coco Company, Inc.
filed 2026-04-29
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, there were 57,112,643 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$201,912	$196,873
Accounts receivable, net of allowance of $2,752 at March 31, 2026, and $2,660 at December 31, 2025	120,840	81,514
Inventory	86,412	111,468
Supplier advances, current	626	693
Derivative assets	2,963	732
Prepaid expenses and other current assets	36,899	30,160
Total current assets	449,652	421,440
Property and equipment, net	9,276	9,298
Goodwill	7,791	7,791
Supplier advances, long-term	1,779	1,860
Deferred tax assets, net	6,465	6,463
Right-of-use assets, net	10,943	11,592
Other assets	2,437	2,714
Total assets	$488,343	$461,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,808	$25,464
Accrued expenses and other current liabilities	97,437	89,461
Derivative liabilities	912	1,507
Total current liabilities	123,157	116,432
Operating lease liability, long-term	12,914	13,087
Other long-term liabilities	99	97
Total liabilities	136,170	129,616
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 64,435,954 and 64,186,549 shares issued at March 31, 2026 and December 31, 2025, respectively; 57,106,305 and 57,082,173 shares outstanding at March 31, 2026 and December 31, 2025, respectively	644	642
Additional paid-in capital	187,520	185,400
Retained earnings	258,488	228,014
Accumulated other comprehensive gain	26	486
Treasury stock, 7,329,649 shares at cost as of March 31, 2026, and 7,104,376 shares at cost as of December 31, 2025.	(94,505)	(83,000)
Total stockholders’ equity	352,173	331,542
Total liabilities and stockholders’ equity	$488,343	$461,158
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$179,765	$130,921
Cost of goods sold	107,952	82,836
Gross profit	71,813	48,085
Operating expenses
Selling, general and administrative	38,231	28,792
Income from operations	33,582	19,293
Other income (expense)
Unrealized gain on derivative instruments	2,827	2,817
Foreign currency (loss) gain	(499)	580
Interest income	1,561	1,518
Other (expense) income	(29)	155
Total other income	3,860	5,070
Income before income taxes	37,442	24,363
Income tax expense	6,968	5,481
Net income	$30,474	$18,882

Other comprehensive (loss) income
Foreign currency translation adjustment	(460)	495
Total comprehensive income attributable to The Vita Coco Company, Inc.	$30,014	$19,377

Net income per common share
Basic	$0.53	$0.33
Diluted	$0.50	$0.31
Weighted-average number of common shares outstanding
Basic	57,114,475	56,994,146
Diluted	60,471,324	59,975,827
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	18,882	—	—	—	18,882
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	48,973	(1,501)	(1,501)
Stock-based compensation	—	—	—	—	—	—	2,186	—	—	—	—	2,186
Exercise of stock awards	105,332	1	—	—	105,332	1	(1,022)	—	—	—	—	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	495	—	—	495
Balance at March 31, 2025	55,694,614	557	8,113,105	81	63,807,719	638	175,241	175,576	(365)	6,789,419	(73,232)	277,858

Balance at December 31, 2025	56,073,444	$561	8,113,105	$81	64,186,549	$642	$185,400	$228,014	$486	7,104,376	$(83,000)	$331,542
Net income	—	—	—	—	—	—	—	30,474	—	—	—	30,474
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	225,273	(11,505)	(11,505)
Stock-based compensation	—	—	—	—	—	—	4,626	—	—	—	—	4,626
Exercise of stock awards	249,405	2	—	—	249,405	2	(2,506)	—	—	—	—	(2,504)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(460)	—	—	(460)
Balance at March 31, 2026	56,322,849	$563	8,113,105	$81	64,435,954	$644	$187,520	$258,488	$26	7,329,649	$(94,505)	$352,173
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$30,474	$18,882
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	476	202
Amortization of debt issuance cost	5	—
(Decrease) increase of provision for credit losses	(384)	434
Unrealized gain on derivative instruments	(2,827)	(2,817)
Stock-based compensation	4,626	2,186
Noncash lease expense	633	504
Changes in operating assets and liabilities:
Accounts receivable	(39,444)	(13,150)
Inventory	24,815	(4,508)
Prepaid expenses, net supplier advances, and other assets	(6,536)	(2,583)
Accounts payable, accrued expenses, and other liabilities	3,762	(8,950)
Net cash provided by (used in) operating activities	15,600	(9,800)
Cash flows from investing activities:
Cash paid for property and equipment	(461)	(559)
Net cash used in investing activities	(461)	(559)
Cash flows from financing activities:
Proceeds from exercise of stock awards	1,606	404
Cash paid on notes payable	(3)	(2)
Cash paid to acquire treasury stock	(11,505)	(1,501)
Net cash used in financing activities	(9,902)	(1,099)
Effects of exchange rate changes on cash and cash equivalents	(195)	401
Net increase (decrease) in cash and cash equivalents	5,042	(11,057)
Cash, cash equivalents and restricted cash at beginning of the period (1)	198,154	165,933
Cash, cash equivalents and restricted cash at end of the period (1)	$203,196	$154,876
1Includes $1,281 and $1,264 of restricted cash as of December 31, 2025 and 2024, respectively. Includes $1,284 and $1,268 of restricted cash as of March 31, 2026 and 2025, respectively, reported in other current assets on the condensed consolidated balance sheet.
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
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025.
During the three months ended March 31, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income, comprehensive income, cash flows, or shareholders’ equity.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. GAAP.
Principles of Consolidation
The condensed consolidated financial statements include all the accounts of the wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Additionally, uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts, as well as recently imposed tariffs) and the high interest rate and inflationary cost environment make estimates and assumptions difficult to calculate with precision. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to determining the value of trade promotions, share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, determining the accounts receivables reserve, assessing goodwill for impairment, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers, for which two customers in aggregate represented 46% and 45% of total net sales for the three months ended March 31, 2026 and 2025, respectively. In addition, the two customers in aggregate also accounted for 47% and 39% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on the Company's major customers.
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of specific categories in the rate reconciliation, detail out reconciling items that are equal to or greater than 5% of income from continuing operations before income tax expense multiplied by the applicable statutory income tax rate, and break out income taxes by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance on a retrospective basis for the year ended December 31, 2025. The adoption did not have a material effect on its consolidated financial statements.

Credit Losses
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient that allows entities to estimate expected credit losses for current trade receivables and contract assets (within the scope of ASC 606) based on the assumption that current economic conditions will persist over the asset’s remaining life. The expedient applies only to receivables and contract assets that are expected to be collected within one year (or the operating cycle, if longer) and is intended to reduce complexity in applying the credit loss model under Topic 326. The standard is effective for the Company for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted the guidance on a prospective basis as of January 1, 2026. The adoption did not have a material effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting ("Topic 270"): Narrow‑Scope Improvements. The amendments clarify the applicability, content, and disclosure requirements for interim financial statements prepared in accordance with U.S. GAAP. The objective of ASU 2025‑11 is to improve the clarity and navigability of Topic 270 by consolidating existing interim reporting guidance, specifying required disclosures, and establishing a principle that entities disclose events and changes occurring after the most recent annual reporting period that have a material impact on the entity. ASU 2025‑11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact on the Company’s interim reporting and disclosures.

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

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended March 31, 2026
	Americas	International	Consolidated
Vita Coco Coconut Water	$118,033	$22,520	$140,553
Private Label	24,400	8,837	33,237
Other	5,731	244	5,975
Total	$148,164	$31,601	$179,765

	Three Months Ended March 31, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$86,118	$13,177	$99,295
Private Label	21,197	4,759	25,956
Other	5,285	385	5,670
Total	$112,600	$18,321	$130,921
4. INVENTORY
Inventory consists of the following:

	March 31, 2026	December 31, 2025
Raw materials and packaging	$4,582	$5,353
Finished goods	81,830	106,115
Inventory	$86,412	$111,468
5. GOODWILL
Goodwill consists of the following:

	March 31, 2026	December 31, 2025
Goodwill	$7,791	$7,791
All of the Company’s goodwill is associated with a June 2018 acquisition. The goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since the acquisition in accordance with ASC Topic 350 - Intangibles, Goodwill & Other.

6. DEBT
Credit Facility
In May 2020, the Company entered into a five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which provides for committed borrowings of $60,000 (the "Credit Facility"). On February 14, 2025, the Credit Facility was amended, extending the maturity date five years to February 13, 2030. In connection with the amendment, the Company capitalized $90 of deferred financing costs, which are being amortized over the term of the facility. As of March 31, 2026, the unamortized deferred financing fees related to the revolver totaled $70 and are included in Other assets on the Company’s condensed consolidated balance sheet.
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
As of March 31, 2026 and December 31, 2025, the Company had no outstanding balance and $60,000 undrawn and available under its amended Credit Facility. The Company incurred no interest expense for the Credit Facility for the three months ended March 31, 2026 and March 31, 2025, respectively. The unused commitment fee for the Credit Facility amounted to $19 and $17 for the three months ended March 31, 2026 and March 31, 2025, respectively.
The Credit Facility is collateralized by substantially all of the Company’s assets.
The Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of March 31, 2026, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of March 31, 2026 and December 31, 2025, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Tariffs—In February 2026, the United States Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of such tariffs and to establish a process to refund amounts previously collected. As a result of this ruling, the Company may be eligible to receive refunds of tariffs previously paid on qualifying imports. In April 2026, the Company filed refund claims with CBP related to eligible tariff payments made in prior periods. The timing and ultimate resolution of these refund claims, including the amount and timing of any cash receipts, are subject to administrative processing and remain uncertain as of the date the financial statements were issued. Accordingly, no amounts related to tariff refunds has been recognized in the accompanying condensed consolidated financial statements. The Company will recognize any refunds when realization is considered probable and the amounts are reasonably estimable.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	23%	19%	27%	9%
Customer B	23%	26%	20%	30%
Net sales include branded and Private Label products.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Three Months Ended March 31,
	2026	2025
Supplier A	25%	14%
Supplier B	12%	14%
Supplier C	12%	9%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of March 31, 2026 and December 31, 2025, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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

The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2026
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$28,690	$2,692	Derivative assets
Receive USD/pay EUR	27,471	271	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$35,523	$(95)	Derivative liabilities
Receive THB/sell USD	22,170	(761)	Derivative liabilities
Receive USD/pay CAD	13,671	(56)	Derivative liabilities

December 31, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$21,769	$543	Derivative assets
Receive THB/sell USD	23,620	189	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$39,878	$(854)	Derivative liabilities
Receive USD/pay EUR	27,531	(324)	Derivative liabilities
Receive USD/pay CAD	16,043	(329)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Unrealized gain/(loss) on derivative instruments	$2,827	$2,817
Foreign currency gain/(loss)	$610	$(1,332)
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
March 31, 2026	$—	$2,051	$—	$2,051
December 31, 2025	$—	$(775)	$—	$(775)
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board.
As of March 31, 2026 and December 31, 2025, the Company held 7,329,649 and 7,104,376 shares, respectively, in treasury stock. As of March 31, 2026 and December 31, 2025, the Company had 2,799,302 and 2,941,343 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Incentive Award Plan ("2021 Plan").
On October 30, 2023, the Company's Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $40,000 of Common Stock. On April 28, 2025, the Company's Board approved an additional $25,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $65,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits and may be suspended or discontinued at any time. The Company repurchased 225,273 shares under the Repurchase Program at a cost of $11,505 during the three months ended March 31, 2026. The Company repurchased 363,930 shares under the Repurchase Program at a cost of $11,269 during the year ended December 31, 2025. As of March 31, 2026, the Company had $29,423 remaining under the Repurchase Program.
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
Subsequent to September 30, 2021, the stockholders of the Company approved the adoption of the 2021 Incentive Award Plan ("2021 Plan"), which became effective after the closing of the IPO. On and after closing of the offering and the effectiveness of the 2021 Plan, no further grants have been made under the 2014 Plan. The maximum number of shares of our Common Stock available for issuance under the 2021 Plan is equal to the sum of: (i) 3,431,312 shares of our Common Stock; and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) two percent (2%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year; and (B) such lesser amount as determined by our Board; provided, however, no more than 3,431,312 shares may be issued upon the exercise of incentive stock options ("ISOs"). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options ("NSOs"), dividend equivalents, stock payments, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. For the year beginning January 1, 2026, the Board elected not to increase the shares available for the 2021 Plan. As of March 31, 2026, only stock options, RSUs, and PSUs have been granted under the 2021 Plan.
For the three months ended March 31, 2026 and 2025, the Company recorded stock compensation costs totaling:

	Three months ended March 31,
	2026	2025
Selling, general & administrative expenses	$4,626	$2,186
Total stock compensation expense	$4,626	$2,186
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the three months ended March 31, 2026:

Number of Stock Options

Outstanding—December 31, 2025	2,873,396
Granted	—
Exercised	152,514
Forfeited or expired	—
Outstanding—March 31, 2026	2,720,882
Exercisable—March 31, 2026	2,341,614
The Company did not grant option awards in the three months ended March 31, 2026.

Option Awards with Performance-based and Market-based Vesting Conditions
The Company also has outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and Adjusted EBITDA targets. The following table summarizes the performance-based stock option activity during the three months ended March 31, 2026:

Number of Stock Options

Outstanding—December 31, 2025	1,144,436
Granted	—
Exercised	9,100
Forfeited or expired	—
Outstanding—March 31, 2026	1,135,336
Exercisable—March 31, 2026	1,135,336
Service-based and Performance-based Restricted Stock
RSUs were granted under the 2021 Plan and primarily vest based on continuous service. The RSUs with service-based vesting conditions awarded to the employees have differing vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant. During the three months ended March 31, 2026 and March 31, 2025, the Company also granted performance‑based restricted stock units (“PSUs”), which are subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets. During the three months ended March 31, 2026, based on an evaluation of the Company’s updated financial outlook, the Company determined that achievement of the maximum performance targets for certain PSU awards was probable. As a result, the Company updated its estimate of total compensation cost for these awards and recorded a cumulative catch‑up adjustment to stock‑based compensation expense in the three months ended March 31, 2026 to reflect the portion of the revised cost attributable to service rendered. The Company will continue to monitor actual performance relative to the prescribed targets and update its estimate of expected vesting outcomes as appropriate over the remaining performance period.

The following table summarizes the RSU and PSU activity for the three months ended March 31, 2026:

	Number of RSU Awards	Number of PSU Awards
Non-vested - December 31, 2025	608,203	144,191
Granted	142,672	76,500
Vested	145,589	17,742
Forfeited/Cancelled	2,301	—
Non-vested - March 31, 2026	602,985	202,949
12. INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $6,968 and $5,481, respectively, in its condensed consolidated statements of operations.

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

As of March 31, 2026 and December 31, 2025, the Company recorded a liability of $89 and $89, respectively, for income tax uncertainties recorded in the Company's condensed consolidated balance sheet and consolidated balance sheet, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized interest and penalties related to income tax uncertainties of $0 in its condensed consolidated statement of operations for both the three months ended March 31, 2026 and 2025. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2022 and December 31, 2024.

On July 4, 2025, the United States enacted tax reform legislation through the passage of H.R.1, One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the 2017 Tax Cuts and Jobs Act, and repealing certain clean energy initiatives, in addition to other changes. The impact of these changes was not material to the Company's condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.
13. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2026	2025
Numerator:

Net income attributable to The Vita Coco Company, Inc.	$30,474	$18,882
Denominator:
Weighted-average number of common shares used in earnings per share—basic	57,114,475	56,994,146
Effect of conversion of stock options and RSUs	3,356,849	2,981,681
Weighted-average number of common shares used in earnings per share—diluted	60,471,324	59,975,827
Earnings per share—basic	$0.53	$0.33
Earnings per share—diluted	$0.50	$0.31
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three months ended March 31,
	2026	2025
Stock options and restricted stock awards	—	169,720
14. SEGMENT REPORTING
The Company has two operating and reportable segments:
•Americas—The Americas segment is comprised primarily of the U.S. and Canada, and derives its revenues from the marketing and distribution of various coconut water and non-coconut water products (e.g., coconut oil and milk). The Company’s protein infused fitness drink (PWR LIFT) is marketed only in the Americas segment.
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

Information about the Company’s operations by operating segment as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Net sales	$179,765	$130,921
Americas	148,164	112,600
International	31,601	18,321
Cost of goods sold	$107,952	$82,836
Americas	87,230	70,288
International	20,722	12,548
Gross profit	$71,813	$48,085
Americas	60,934	42,312
International	10,879	5,773

	As of March 31,	As of December 31,
	2026	2025
Total segment assets	$488,343	$461,158
Americas	317,759	302,185
International	170,584	158,973

	Three Months Ended March 31,
Reconciliation:	2026	2025
Total gross profit	$71,813	$48,085
Less:
Selling, general, and administrative expenses	38,231	28,792
Income from operations	$33,582	$19,293
Less:
Unrealized gain on derivative instruments	2,827	2,817
Foreign currency (loss) gain	(499)	580
Interest income	1,561	1,518
Other (expense) income	(29)	155
Income before income taxes	$37,442	$24,363
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

	Three Months Ended March 31,
	2026	2025
United States	$135,969	$105,106
United Kingdom	19,156	13,130
All other countries(1)	24,640	12,685
Net sales	$179,765	$130,921

___________

(1)	No individual country is greater than 10% of total net sales for the three months ended March 31, 2026 and 2025.
The following table provides information related to the Company’s property and equipment, net by country:

	March 31, 2026	December 31, 2025
United States	$6,478	$6,419
Singapore	2,162	2,224
United Kingdom	636	655
Property and equipment, net	$9,276	$9,298

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

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Coco Ventures Limited purchases coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585 to be paid in cash within one year. Per the joint venture agreement, the Company shall contribute its portion of capital funding per the operational funding requirement of the joint venture's business operations. The Company recorded the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment is accounted for using the equity method of accounting in accordance with ASC 323. As of March 31, 2026, the Company recognized an investment of $587 in Coco Ventures Limited. This amount includes $104 contributed during 2025 and $483 that was contributed during the three months ended March 31, 2026. Coco Ventures Limited commenced operations in February 2025. The equity method investment is recorded in other assets on the consolidated balance sheet.
17. LEASES
The Company leases office space in New York, London, and Singapore under non‑cancelable operating lease agreements. These leases are accounted for as operating leases pursuant to ASC 842 - Leases ("ASC 842").

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of March 31, 2026	As of December 31, 2025
Operating lease right-of-use assets	Right-of-use assets, net	$10,943	$11,592
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$1,516	$1,727
Non-current portion of operating lease liabilities	Operating lease liabilities, long-term	$12,914	$13,087

There were no new leases entered into and no material modifications in the existing lease agreements during the current period ended March 31, 2026.

18. SUBSEQUENT EVENTS

Beginning April 1, 2026 and through April 28, 2026, the Company repurchased 173,618 shares under the Repurchase Program at a cost of $8,503. On a year to date basis through April 28, 2026, the Company repurchased a total of 398,891 shares at a cost of $20,008 and had $20,920 remaining under the Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the Securities and Exchange Commission ("SEC") on February 18, 2026 (the “Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of the Form 10-K and other factors set forth in the Form 10-K and Quarterly Reports on Form 10-Q.

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

As of March 31, 2026, we source our products from a diversified global network of approximately 16 factories, supported by coconut farmers across six countries. As we do not own any of these facilities, our supply chain is a fixed asset-lite model designed to better service our customers and react to changes in the market or consumer preferences.

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
Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. For changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” please see below and the risks and challenges discussed in Part I, Item 1A. “Risk Factors” of this Form 10-Q and our the Form 10-K.

•Our global supply chain is subject to risks arising from geopolitical instability, including the ongoing military conflict involving Iran, as well as volatility in interest rates, foreign exchange rates, and our cost of goods including raw materials, factory costs, and transportation costs. The extent and duration of these conditions, and their ultimate impact on our business, results of operations, financial condition, and liquidity, cannot be determined with precision. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” of this Form 10-Q and our Form 10-K.

•The U.S. government implemented a 10% baseline tariff plus country-specific reciprocal rates effective April 2, 2025, with revised rates announced in early August 2025 of approximately 20% for Asian sourcing countries and 50% for Brazil. We source to the U.S. primarily from the Philippines and Brazil, with additional supply from Thailand, Vietnam, Malaysia, Sri Lanka, Canada, Mexico, and Indonesia. Our Mexico and Canada imports currently remain exempt under the United States-Mexico-Canada Agreement (“USMCA”). In November 2025, the White House granted relief from reciprocal tariffs for certain agricultural products, including the tariff codes applicable to coconut water products, which represent the majority of our portfolio, and waived incremental tariffs on coconut water imports from Brazil. These actions significantly reduced our tariff burden after November 21, 2025, although certain miscellaneous tariffs remain in effect.

•On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. The U.S. Customs and Border Protection opened a portal on April 20, 2026 for tariff refund claims. The Company has filed refund claims for approximately $15.6 million of tariffs paid in 2025. The timing of any refunds and whether all claims will be accepted are uncertain. Accordingly, no recovery has been recognized in the accompanying financial statements. The administration has announced its intent to impose additional tariffs under other statutory authorities. While new tariffs announced to date have not materially impacted us, the duration, scope, and impact of future tariff policies remain uncertain and could materially and adversely affect our business, financial condition, and results of operations. We will continue to monitor the evolving tariff environment and may pursue pricing adjustments, sourcing modifications, and other cost-mitigation measures, but there can be no assurance that we will fully mitigate the impact of future tariff changes or related economic effects.

•Our sales to one of our major customers include branded and Private Label product. As discussed in the Form 10-K, the Private Label coconut oil business with this customer discontinued in early 2024 and we also experienced an impact in Private Label coconut water sales in 2025 with this customer due to the loss of some regions that we previously serviced for this customer. In early 2026, at the request of this customer, we restarted supply to one of those lost regions. We will continue to service their needs if we are asked and it aligns with our long-term targets. For a further discussion of the risks and challenges posed by these events, please see Part I, Item 1A. “Risk Factors” of the Form 10-K.
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
We provide trade promotions and sales discounts to our customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on our behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. The accompanying condensed consolidated financial statements include accruals for these promotions and discounts. The accruals are made for invoices that have not yet been received as of the end of the reporting period and are recorded as a reduction of sales, and are based on contract terms and our historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.
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
Other Income (Expense), Net
Unrealized Gain (Loss) on Derivative Instruments
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
Foreign Currency Gain (Loss)
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, respectively:

(in thousands)	Three Months Ended March 31,
	2026	2025
Net sales	$179,765	$130,921
Cost of goods sold	107,952	82,836
Gross profit	71,813	48,085
Operating expenses
Selling, general, and administrative	38,231	28,792
Income from operations	33,582	19,293
Other income (expense)
Unrealized gain on derivative instruments	2,827	2,817
Foreign currency (loss) gain	(499)	580
Interest income	1,561	1,518
Other (expense) income	(29)	155
Total other income	3,860	5,070
Income before income taxes	37,442	24,363
Income tax expense	6,968	5,481
Net income	$30,474	$18,882
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$118,033	$86,118	$31,915	37.1%
Private Label	24,400	21,197	3,203	15.1%
Other	5,731	5,285	446	8.4%
Subtotal	$148,164	$112,600	$35,564	31.6%
International segment
Vita Coco Coconut Water	$22,520	$13,177	$9,343	70.9%
Private Label	8,837	4,759	4,078	85.7%
Other	244	385	(141)	(36.6)%
Subtotal	$31,601	$18,321	$13,280	72.5%
Total net sales	$179,765	$130,921	$48,844	37.3%
For the three months ended March 31, 2026, the primary driver of the consolidated net sales increase of 37.3% was strong Vita Coco Coconut Water volume growth in both the Americas and International segments. Vita Coco Coconut Water net sales increased 41.6%, underpinned by a case equivalents ("CE") volume increase of 32.0% driven by increased demand and the slight timing shift of a significant retailer promotion to the first quarter in 2026 and improved net pricing. In 2025, the retailer promotion fell more heavily in the second quarter. Private Label net sales increased 28.1% driven predominantly by growth in the International segment. Other category growth was 5.4%.
Volume in Case Equivalents
The following table provides a comparative summary of the percentage change in our volume in CE for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, by operating segment and product category:

	Percentage Change - Three Months Ended March 31, 2026 vs. 2025
	Americas	International	Total
Vita Coco Coconut Water	29.4%	45.1%	32.0%
Private Label	17.6%	61.8%	27.3%
Other	14.7%	44.5%	15.6%
Total volume (CE)	26.0%	50.2%	30.2%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil. We may have immaterial sales of raw materials at times that are treated as zero CEs for the purposes of these calculations.
Americas Segment
Net sales in the Americas segment increased $35.6 million, or 31.6%. The increase was primarily driven by CE volume growth of 29.4% of Vita Coco Coconut Water, with slower growth rates in Private Label and Other.
Vita Coco Coconut Water net sales increased $31.9 million, or 37.1%, primarily driven by CE volume growth of 29.4% due to increased demand coupled with pricing benefits from higher front line prices implemented in the quarter and the earlier timing of a retailer promotion as compared to timing in 2025.
Private Label net sales increased $3.2 million, or 15.1%, to $24.4 million for the three months ended March 31, 2026, from $21.2 million for the three months ended March 31, 2025, due to a CE volume increase of 17.6%. Regained regions offset the loss of regions that initially started in the first quarter of 2025.
Net sales from Other products increased by $0.4 million, or 8.4%, to $5.7 million for the three months ended March 31, 2026 from $5.3 million for the three months ended March 31, 2025, primarily due to the increased CE volume related to coconut milk as well as shipping for the full quarter of Vita Coco Treats in the U.S. in the 2026 period versus a partial quarter in the prior year period, associated with the national launch in 2025.
International Segment
International net sales increased $13.3 million, or 72.5%, for the three months ended March 31, 2026, from the three months ended March 31, 2025. The growth was primarily driven by a 50.2% increase in CE volume, reflecting strong performance in Germany and the United Kingdom, partially offset by softness in China.
Vita Coco Coconut Water net sales increased by $9.3 million, or 70.9%, to $22.5 million, for the three months ended March 31, 2026, from $13.2 million, for the three months ended March 31, 2025. The increase was primarily driven by higher volume in Europe due to strong demand for our products, along with net pricing benefits and favorable foreign exchange rates.
Private Label net sales increased $4.1 million, or 85.7%, to $8.8 million for the three months ended March 31, 2026 from $4.8 million for the three months ended March 31, 2025. The increase was driven primarily by Private Label coconut water CE volume growth in Europe.
Net sales from Other products decreased $0.1 million, or 36.6% for the three months ended March 31, 2026, compared to the same period in the prior year.

Gross Profit

($ in thousands)	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Cost of goods sold
Americas segment	$87,230	$70,288	$16,942	24.1%
International segment	20,722	12,548	8,174	65.1%
Total cost of goods sold	$107,952	$82,836	$25,116	30.3%
Gross profit
Americas segment	$60,934	$42,312	$18,622	44.0%
International segment	10,879	5,773	5,106	88.4%
Total gross profit	$71,813	$48,085	$23,728	49.3%
Gross margin
Americas segment	41.1%	37.6%		350 bps
International segment	34.4%	31.5%		290 bps
Consolidated	39.9%	36.7%		320 bps

On a consolidated basis, cost of goods sold increased $25.1 million, or 30.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. On a consolidated and segment basis, the increase was primarily driven by higher CE volume, higher finished goods and domestic logistics costs, as well as legacy tariff impacts, partially offset by lower ocean freight costs.
For the three months ended March 31, 2026, consolidated gross profit increased $23.7 million, or 49.3%, primarily driven by increased sales, increased pricing, and lower ocean freight rates, partially offset by higher finished goods and domestic logistics costs along with legacy tariff impacts associated with inventory sold during the period compared to the prior year period. Gross margin was 39.9% compared to 36.7% in the prior year period. The increase resulted from higher pricing and lower ocean freight rates, slightly offset by the impact of higher-cost inventory flowing through cost of goods sold.
Operating Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Selling, general, and administrative	$38,231	$28,792	$9,439	32.8%
Selling, General and Administrative Expenses

For the three months ended March 31, 2026, SG&A increased $9.4 million, or 32.8%, compared to the three months ended March 31, 2025.The increase was primarily driven by higher people‑related expenses of $3.6 million, reflecting increased headcount and stock‑based compensation, as well as a $3.6 million increase in marketing expense to support sales growth initiatives and expansion into new markets. In addition, distributor‑related expenses increased $2.0 million.

Other (Expense) Income, Net

($ in thousands)	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Unrealized gain on derivative instruments	$2,827	$2,817	$10	0.4%
Foreign currency (loss) gain	(499)	580	(1,079)	n/m
Interest income	1,561	1,518	43	2.8%
Other (expense) income	(29)	155	(184)	(118.7%)
	$3,860	$5,070	$(1,210)	(23.9%)
Unrealized Gain (Loss) on Derivative Instruments
For each of the three months ended March 31, 2026 and 2025, we recorded gains of $2.8 million for the mark-to-market changes in fair value on the outstanding derivative instruments for forward foreign currency exchange contracts, with the largest gain for the three months ended March 31, 2026 related to the hedging contracts for the Brazilian Real.
Foreign Currency (Loss) Gain
For the three months ended March 31, 2026, we recorded a $0.5 million foreign currency loss compared to a foreign currency gain of $0.6 million in the three months ended March 31, 2025. The variance was a result of movements in various foreign currency exchange rates related to transactions denominated in currencies other than the functional currency. See "Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk" for further information.
Interest Income
For the three months ended March 31, 2026, interest income, net remained consistent compared to the prior year period.
Income Tax Expense

($ in thousands)	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
Income tax expense	6,968	5,481	$1,487	27.1%
Tax rate	18.6%	22.5%
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
For the three months ended March 31, 2026 and 2025, our effective tax rate was 18.6% and 22.5%, respectively. The effective tax rate for the current period is lower than the U.S. statutory rate of 21% primarily as a result of discrete items recorded during the period. The effective tax rate for the period ending March 31, 2025 was higher than the U.S. statutory rate of 21% primarily as a result of state income taxes for the U.S. entity. The change in effective tax rates between the periods is primarily attributable to the impact of discrete items compared to the prior year period and geographical mix of earnings.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	30,474	18,882
Depreciation and amortization	476	202
Interest income	(1,561)	(1,518)
Income tax expense	6,968	5,481
EBITDA	36,357	23,047
Stock-based compensation (a)	4,626	2,186
Unrealized (gain) on derivative instruments (b)	(2,827)	(2,817)
Foreign currency loss/(gain) (b)	499	(580)
Other adjustments (c)	—	669
Adjusted EBITDA	$38,655	$22,505
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
(c)The three months ended March 31, 2025 other adjustments include $0.6 million related to a one-time 2023 incentive program that is measured based on full-year 2025 performance and is structured differently from our other ongoing employee incentive programs, and $0.4 million of non-cash rent charges related to our new New York City office that overlap with our current New York City office rent charges. These amounts were offset by $0.1 million of partial recoveries of prepaid inventory from a supplier (refer to the 2025 Form 10-K for further details) and a gain of $0.2 million from a sale of intellectual property.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $201.9 million and $196.9 million of cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the Credit Facility.
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
Cash Flows
The following tables summarize our sources and uses of cash:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percentage
($ in thousands)
Cash flows provided by (used in):
Operating activities	$15,600	$(9,800)	$25,400	n/m
Investing activities	(461)	(559)	98	(17.5%)
Financing activities	(9,902)	(1,099)	(8,803)	n/m
Effects of exchange rate changes on cash and cash equivalents	(195)	401	(596)	(148.7%)
Net increase/(decrease) in cash and cash equivalents	$5,042	$(11,057)	$16,099	(145.6%)
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the three months ended March 31, 2026, cash provided by operating activities increased $25.4 million compared to the three months ended March 31, 2025. The higher cash generation was driven by the $13.6 million increase in net income after adjusting for non-cash items and approximately $11.8 million working capital improvement.
Investing Activities
During the three months ended March 31, 2026, cash used in investing activities was $0.5 million compared to $0.6 million for the three months ended March 31, 2025. The decrease was primarily due to the absence of leasehold improvements related spend on our new offices during the three months ended March 31, 2025 partly offset by higher expenditures on new software implementations during the current quarter.
Financing Activities
During the three months ended March 31, 2026 compared to the three months ended March 31, 2025, net cash used by financing activities increased by $8.8 million, primarily driven by higher volume and price of share repurchases in the three months ended March 31, 2026 compared to the prior year period, partially offset by increased proceeds from the exercise of stock options. See Note 10, Stockholders' Equity, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion on share repurchases.
Revolving Credit Facility
In May 2020, the Company entered into the Credit Facility, which currently provides for committed borrowings of $60 million. On February 14, 2025, the Credit Facility was amended, extending the maturity five years to February 13, 2030.
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
There were no drawn amounts on the Credit Facility as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we were compliant with all financial covenants.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of March 31, 2026 and December 31, 2025, the outstanding amounts related to our Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the Credit Facility as of March 31, 2026 and December 31, 2025.
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

The total notional values of our forward exchange contracts were $127.5 million and $128.8 million as of March 31, 2026 and December 31, 2025, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $2.8 million for the three months ended March 31, 2026. We estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $9.6 million gain or loss.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of March 31, 2026, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.1 million.
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
In the three months ended March 31, 2026, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. In addition, during 2025, the U.S. government implemented a universal baseline tariff of 10%, plus significant additional country-specific reciprocal tariffs, including increased rates of approximately 20% for our Asian sourcing countries, and 50% for Brazil (including the baseline 10% rate previously announced). As previously disclosed, in November 2025, relief was granted for certain agricultural products, including tariff codes applicable to coconut water products, and a waiver was issued for incremental tariffs on coconut water imports from Brazil, which significantly reduced the tariff burden on the majority of our portfolio. Certain miscellaneous tariffs, however, remain in effect.
While these developments have mitigated a portion of the cost impact associated with tariffs, the tariff environment remains evolving and uncertain. Changes in trade policy, the potential imposition of additional tariffs under alternative statutory authorities, and broader macroeconomic effects could continue to affect our cost of goods sold and margins. These factors may also disrupt ocean shipping capacity, which could impact our ability to secure ocean freight containers for our products, and create inflationary pressures on our costs. We continue to monitor these developments and pursue pricing actions, sourcing strategies and other cost‑mitigation measures; however, there can be no assurance that such actions will fully offset the impact of tariffs or related economic conditions.
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the three months ended March 31, 2026, sales to two customers represented approximately 46% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. We provide below the material changes to our risk factors described in our Annual Report as of March 31, 2026. If any of these risks or others not specified materialize, our business, financial condition and results of operations could be materially and adversely affected:
The ongoing military conflict involving Iran may adversely affect our business, supply chain, financial condition, and results of operations.

U.S. and Israeli military operations against Iran, which commenced in February 2026, have caused significant disruption to global energy markets and supply chains, contributing to increased oil prices, inflationary pressures, and heightened market volatility. The disruption to energy shipments through the Strait of Hormuz has increased fuel and energy costs and created uncertainty in fuel availability for our suppliers and their manufacturing operations. These conditions could increase our cost of operations, creating inflationary pressures on our cost of goods and could constrain the production of finished goods we source from those facilities. The imposition of additional sanctions, cyberattacks, further escalation or additional military action, or other governmental or market responses could have an adverse effect on the global supply chain, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic environment in which we operate, and could result in material increases in our costs, delays in product delivery and reduced customer demand. The duration and scope of the conflict remain uncertain, and our business and financial condition, results of operations and cash flows may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the three months ended March 31, 2026 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
				(In millions)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	16,830	$54.69	915,006	$40.0
March 1, 2026 - March 31, 2026	208,443	$50.78	1,123,449	$29.4

(1) On October 30, 2023, the Company's Board of Directors approved a share repurchase program ("Repurchase     Program") authorizing the Company to repurchase up to $40.0 million of Common Stock, which was increased to a total of $65.0 million on April 28, 2025. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program will be placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock and the timing of such repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limits, and may be suspended or discontinued at any time. During the three months ended March 31, 2026, the Company repurchased 225,273 shares at a cost of $11.5 million under the Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended March 31, 2026:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Ira Liran Revocable Trust	A trust controlled by Ira Liran (Director)	Adoption	March 12, 2026	June 11, 2026 to June 9, 2027	Up to 230,000 shares of common stock
Ira Liran 2012 Family Trust	A trust controlled by Ira Liran (Director)	Adoption	March 12, 2026	June 11, 2026 to June 9, 2027	Up to 230,000 shares of common stock
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

THE VITA COCO COMPANY, INC.

Date: April 29, 2026	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2026	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)