Form 10-Q
period 2026-06-30
Vita Coco Company, Inc.
filed 2026-07-23
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2026, there were 57,397,082 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$278,640	$196,873
Accounts receivable, net of allowance of $2,285 at June 30, 2026, and $2,660 at December 31, 2025	132,312	81,514
Inventory	82,911	111,468
Supplier advances, current	452	693
Derivative assets	2,940	732
Prepaid expenses and other current assets	37,775	30,160
Total current assets	535,030	421,440
Property and equipment, net	8,931	9,298
Goodwill	7,791	7,791
Supplier advances, long-term	1,692	1,860
Deferred tax assets, net	6,466	6,463
Right-of-use assets, net	10,643	11,592
Other assets	2,389	2,714
Total assets	$572,942	$461,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,975	$25,464
Accrued expenses and other current liabilities	127,330	89,461
Derivative liabilities	1,121	1,507
Total current liabilities	159,426	116,432
Operating lease liability, long-term	12,520	13,087
Other long-term liabilities	92	97
Total liabilities	172,038	129,616
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 64,900,349 and 64,186,549 shares issued at June 30, 2026 and December 31, 2025, respectively; 57,397,082 and 57,082,173 shares outstanding at June 30, 2026 and December 31, 2025, respectively	649	642
Additional paid-in capital	195,611	185,400
Retained earnings	307,939	228,014
Accumulated other comprehensive gain (loss)	(287)	486
Treasury stock, 7,503,267 shares at cost as of June 30, 2026, and 7,104,376 shares at cost as of December 31, 2025.	(103,008)	(83,000)
Total stockholders’ equity	400,904	331,542
Total liabilities and stockholders’ equity	$572,942	$461,158
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$216,153	$168,759	$395,918	$299,680
Cost of goods sold	110,842	107,494	218,794	190,330
Gross profit	105,311	61,265	177,124	109,350
Operating expenses
Selling, general and administrative	42,172	36,143	80,403	64,935
Income from operations	63,139	25,122	96,721	44,415
Other income (expense)
Unrealized (loss) gain on derivative instruments	(233)	1,067	2,594	3,884
Foreign currency (loss) gain	(1,046)	482	(1,545)	1,062
Interest income, net	2,483	1,500	4,021	3,018
Other income, net	14	—	8	155
Total other income	1,218	3,049	5,078	8,119
Income before income taxes	64,357	28,171	101,799	52,534
Income tax expense	14,906	5,263	21,874	10,744
Net income	$49,451	$22,908	$79,925	$41,790

Other comprehensive (loss) income
Foreign currency translation adjustment	(313)	1,191	(773)	$1,686
Total comprehensive income attributable to The Vita Coco Company, Inc.	$49,138	$24,099	$79,152	$43,476

Net income per common share
Basic	$0.86	$0.40	$1.40	$0.73
Diluted	$0.82	$0.38	$1.32	$0.70
Weighted-average number of common shares outstanding
Basic	57,251,361	56,795,499	57,183,296	56,894,274
Diluted	60,642,797	59,643,348	60,390,598	59,809,039
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	18,882	—	—	—	18,882
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	48,973	(1,501)	(1,501)
Stock-based compensation	—	—	—	—	—	—	2,186	—	—	—	—	2,186
Exercise of stock awards	105,332	1	—	—	105,332	1	(1,022)	—	—	—	—	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	495	—	—	495
Balance at March 31, 2025	55,694,614	557	8,113,105	81	63,807,719	638	175,241	175,576	(365)	6,789,419	(73,232)	277,858
Net income	—	—	—	—	—	—	—	22,908	—	—	—	22,908
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	284,728	(8,552)	(8,552)
Stock-based compensation	—	—	—	—	—	—	2,962	—	—	—	—	2,962
Exercise of stock awards	69,409	1	—	—	69,409	1	571	—	—	—	—	572
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Balance at June 30. 2025	55,764,023	$558	8,113,105	$81	63,877,128	$639	$178,774	$198,484	$826	7,074,147	$(81,784)	$296,939

Balance at December 31, 2025	56,073,444	$561	8,113,105	$81	64,186,549	$642	$185,400	$228,014	$486	7,104,376	$(83,000)	$331,542
Net income	—	—	—	—	—	—	—	30,474	—	—	—	30,474
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	225,273	(11,505)	(11,505)
Stock-based compensation	—	—	—	—	—	—	4,626	—	—	—	—	4,626
Exercise of stock awards	249,405	2	—	—	249,405	2	(2,506)	—	—	—	—	(2,504)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(460)	—	—	(460)
Balance at March 31, 2026	56,322,849	$563	8,113,105	$81	64,435,954	$644	$187,520	$258,488	$26	7,329,649	$(94,505)	$352,173

Net income	—	—	—	—	—	—	—	49,451	—	—	—	49,451
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	173,618	(8,503)	(8,503)
Stock-based compensation	—	—	—	—	—	—	3,590	—	—	—	—	3,590
Exercise of stock awards	464,395	5	—	—	464,395	5	4,501	—	—	—	—	4,506
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(313)	—	—	(313)
Balance at June 30, 2026	56,787,244	$568	8,113,105	$81	64,900,349	$649	$195,611	$307,939	$(287)	7,503,267	$(103,008)	$400,904
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$79,925	$41,790
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	965	408
Amortization of debt issuance cost	9	6
(Decrease) increase of provision for credit losses	(829)	608
Unrealized (gain) on derivative instruments	(2,594)	(3,884)
Stock-based compensation	8,216	5,148
Noncash lease expense	935	747
Changes in operating assets and liabilities:
Accounts receivable	(50,590)	(37,758)
Inventory	28,309	127
Prepaid expenses, net supplier advances, and other assets	(7,175)	(1,454)
Accounts payable, accrued expenses, and other liabilities	39,358	6,272
Net cash provided by operating activities	96,529	12,010
Cash flows from investing activities:
Cash paid for property and equipment	(612)	(1,508)
Net cash used in investing activities	(612)	(1,508)
Cash flows from financing activities:
Proceeds from exercise of stock awards	6,112	977
Cash paid on notes payable	(3)	(5)
Cash paid to acquire treasury stock	(20,008)	(10,053)
Net cash used in financing activities	(13,899)	(9,081)
Effects of exchange rate changes on cash and cash equivalents	(246)	961
Net increase in cash and cash equivalents	81,772	2,382
Cash, cash equivalents and restricted cash at beginning of the period (1)	198,154	165,933
Cash, cash equivalents and restricted cash at end of the period (1)	$279,926	$168,315
1Includes $1,281 and $1,264 of restricted cash as of December 31, 2025 and 2024, respectively. Includes $1,286 and $1,273 of restricted cash as of June 30, 2026 and 2025, respectively, reported in other current assets on the condensed consolidated balance sheet.
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
The Vita Coco Company, Inc. and subsidiaries (the “Company”) develops, markets, and distributes various coconut water products under the brand name Vita Coco and for retailers' own brands ("Private Label"), predominantly in the United States of America ("U.S."). Other products include coconut milk, coconut oil, and protein infused fitness drinks (under the brand name PWR LIFT).
The Company is a public benefit corporation under Section 362 of the Delaware General Corporation Law. As a public benefit corporation, the Company's Board of Directors (the "Board") is required by the Delaware General Corporation Law to manage or direct the Company's business and affairs in a manner that balances the pecuniary interests of its stockholders, the best interests of those materially affected by its conduct and the specific public benefits identified in its certificate of incorporation.
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
Unaudited interim financial information
The Company’s condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial information for the interim period presented. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025.
During the six months ended June 30, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025.
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

Use of Estimates
Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers many factors in selecting appropriate financial accounting policies and controls in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. Additionally, uncertainty in the macroeconomic environment resulting from current geopolitical and economic instability (including the effects of current wars and other international conflicts) and the high interest rate and inflationary cost environment make estimates and assumptions difficult to calculate with precision. The estimation process often yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the condensed consolidated financial statements relate to determining the value of trade promotions, share-based compensation, assessing long-lived assets for impairment, estimating the net realizable value of inventories, determining the accounts receivables reserve, assessing goodwill for impairment, and assessing the realizability of deferred income taxes. Actual results could differ from those estimates.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers, for which two customers in aggregate represented 44% and 45% of total net sales for the six months ended June 30, 2026 and 2025, respectively. In addition, the two customers in aggregate also accounted for 40% and 39% of total accounts receivable as of June 30, 2026 and December 31, 2025, respectively. The Company has not experienced credit issues with these customers. Refer to Note 7, Commitments and Contingencies regarding additional information on the Company's major customers.
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 ("ASU 2023-09"), Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of specific categories in the rate reconciliation, detail out reconciling items that are equal to or greater than 5% of income from continuing operations before income tax expense multiplied by the applicable statutory income tax rate, and break out income taxes by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance on a retrospective basis for the year ended December 31, 2025. The adoption did not have a material effect on its consolidated financial statements.
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
•Private Label—This product category consists of all Private Label products, which includes coconut water and coconut oil. The Company determined the production and distribution of Private Label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, we recognize the revenue for these Private Label products over time as the products become available for shipment.
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
The Company provides trade promotions and sales discounts to its customers and distributors. Since these sales promotions and sales discounts do not meet the criteria for a distinct good or service, they are primarily accounted for as a reduction of revenue and include payments to customers and distributors for performing activities on the Company's behalf, such as payments for in-store displays, payments to gain distribution of new products, payments for shelf space and discounts to promote lower retail prices. These condensed consolidated financial statements include accruals for these promotions and discounts. The accruals are made for invoices that have not yet been received as of the end of the reporting period and are recorded as a reduction of sales, and are based on contract terms and the Company's historical experience with similar programs and require management judgment with respect to estimating customer and consumer participation and performance levels.

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended June 30, 2026
	Americas	International	Consolidated
Vita Coco Coconut Water	$137,921	$31,763	$169,684
Private Label	26,901	11,328	38,229
Other	7,643	597	8,240
Total	$172,465	$43,688	$216,153

	Three Months Ended June 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$120,450	$19,882	$140,332
Private Label	14,685	6,222	20,907
Other	6,826	694	7,520
Total	$141,961	$26,798	$168,759

	Six Months Ended June 30, 2026
	Americas	International	Consolidated
Vita Coco Coconut Water	$255,954	$54,283	$310,237
Private Label	51,301	20,165	71,466
Other	13,374	841	14,215
Total	$320,629	$75,289	$395,918

	Six Months Ended June 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$206,568	$33,059	$239,627
Private Label	35,882	10,981	46,863
Other	12,111	1,079	13,190
Total	$254,561	$45,119	$299,680
4. INVENTORY
Inventory consists of the following:

	June 30, 2026	December 31, 2025
Raw materials and packaging	$4,281	$5,353
Finished goods	78,630	106,115
Inventory	$82,911	$111,468

5. GOODWILL
Goodwill consists of the following:

	June 30, 2026	December 31, 2025
Goodwill	$7,791	$7,791
The Company's goodwill is allocated to the Americas reporting unit and is tax deductible. The Company has not recognized any impairment since the acquisition in accordance with ASC Topic 350 - Intangibles, Goodwill & Other.
6. DEBT
Credit Facility
In May 2020, the Company entered into a five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which provides for committed borrowings of $60,000 (the "Credit Facility"). On February 14, 2025, the Credit Facility was amended, extending the maturity date five years to February 13, 2030. In connection with the amendment, the Company capitalized $90 of deferred financing costs, which are being amortized over the term of the facility. As of June 30, 2026, the unamortized deferred financing fees related to the revolver totaled $65 and are included in Other assets on the Company’s condensed consolidated balance sheet.
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
As of June 30, 2026 and December 31, 2025, the Company had no outstanding balance and $60,000 undrawn and available under its amended Credit Facility. The Company incurred no interest expense for the Credit Facility for the six months ended June 30, 2026 and June 30, 2025, respectively. The unused commitment fee for the Credit Facility amounted to $19 and $19 for the three months ended June 30, 2026 and June 30, 2025, respectively. The unused commitment fee for the Credit Facility amounted to $38 and $36 for the six months ended June 30, 2026 and June 30, 2025, respectively.
The Credit Facility is collateralized by substantially all of the Company’s assets.
The Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of June 30, 2026, the Company was compliant with all financial covenants.
7. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. As of June 30, 2026 and December 31, 2025, the Company has not recorded any liabilities relating to such legal matters.

Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Tariffs—In February 2026, the United States Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of such tariffs and to establish a process to refund amounts previously collected. As a result of this ruling, the Company is eligible to receive refunds of tariffs previously paid on qualifying imports. In April 2026, the Company filed refund claims with CBP related to eligible tariff payments made in prior periods. As of June 30, 2026, the Company received $15,600, representing refunds of all claims submitted. The refunds were recognized as a reduction of cost of goods sold in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2026.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025
Customer A	22%	20%	24%	9%
Customer B	22%	25%	16%	30%
Net sales include branded and Private Label products.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Six Months Ended June 30,
	2026	2025
Supplier A	21%	15%
Supplier B	11%	14%
Supplier C	11%	9%
8. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of June 30, 2026 and December 31, 2025, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2026
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$22,015	$2,254	Derivative assets
Receive USD/pay EUR	21,503	527	Derivative assets
Receive USD/pay CAD	10,598	159	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$27,846	$(165)	Derivative liabilities
Receive THB/sell USD	17,142	(956)	Derivative liabilities

December 31, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$21,769	$543	Derivative assets
Receive THB/sell USD	23,620	189	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$39,878	$(854)	Derivative liabilities
Receive USD/pay EUR	27,531	(324)	Derivative liabilities
Receive USD/pay CAD	16,043	(329)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
	2026	2025
Unrealized (loss)/gain on derivative instruments	$(233)	$1,067
Foreign currency gain/(loss)	$932	$(1,289)

	Six Months Ended June 30,
	2026	2025
Unrealized gain on derivative instruments	$2,594	$3,884
Foreign currency gain/(loss)	$1,542	$(2,621)
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
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts
June 30, 2026	$—	$1,819	$—	$1,819
December 31, 2025	$—	$(775)	$—	$(775)
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
10. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board.
As of June 30, 2026 and December 31, 2025, the Company held 7,503,267 and 7,104,376 shares, respectively, in treasury stock.
On October 30, 2023, the Company's Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $40,000 of Common Stock. On April 28, 2025, the Company's Board approved an additional $25,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $65,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program for the quarter ended June 30, 2026. For information about an expansion of the Repurchase Program after June 30, 2026, see Note 18, Subsequent Events, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program are placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, depends upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limit and may be suspended or discontinued at any time. The Company repurchased 173,618 shares under the Repurchase Program at a cost of $8,503 during the three months ended June 30, 2026. The Company repurchased 398,891 shares under the Repurchase Program at a cost of $20,008 during the six months ended June 30, 2026. The Company repurchased 363,930 shares under the Repurchase Program at a cost of $11,269 during the year ended December 31, 2025. As of June 30, 2026, the Company had $20,920 remaining under the Repurchase Program.
11. STOCK-BASED COMPENSATION
The Company maintains the 2014 Stock Option and Restricted Stock Plan (the “2014 Plan”) and the 2021 Incentive Award Plan ("2021 Plan").
The 2014 Plan provided for the grant of stock options to employees, directors, and consultants. Following the effectiveness of the 2021 Plan in connection with the Company's IPO, no further awards were granted under the 2014 Plan and only stock options granted prior to the Company's IPO remain outstanding under the 2014 Plan. Generally, stock options issued pursuant to the 2014 Plan contain exercise prices no less than the fair value of Common Stock on the date of grant and have a ten-year contractual term.
The 2021 Plan became effective in connection with the IPO and serves as the Company's primary equity incentive plan. The 2021 Plan authorizes the grant of stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), dividend equivalents, stock payments, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. The Plan initially reserved 3,431,312 shares of Common Stock for issuance and provides for annual increases through 2031 of up to 2% of the Company's outstanding stock, subject to Board discretion. No more than 3,431,312 shares may be issued pursuant to ISOs. For the year beginning January 1, 2026, the Board elected not to increase the shares available for the 2021 Plan. As of June 30, 2026 and December 31, 2025, the Company had 2,689,422 and 2,941,343 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Plan. As of June 30, 2026, only stock options, RSUs, and PSUs have been granted under the 2021 Plan.
For the three and six months ended June 30, 2026 and 2025, the Company recorded stock compensation costs totaling:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general & administrative expenses	$3,590	$2,962	$8,216	$5,148
Total stock compensation expense	$3,590	$2,962	$8,216	$5,148
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the six months ended June 30, 2026:

Number of Stock Options

Outstanding—December 31, 2025	2,873,396
Granted	—
Exercised	340,663
Forfeited or expired	—
Outstanding—June 30, 2026	2,532,733
Exercisable—June 30, 2026	2,153,465
The Company did not grant option awards in the six months ended June 30, 2026.

Option Awards with Performance-based and Market-based Vesting Conditions
The Company also has outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and Adjusted EBITDA targets. The following table summarizes the performance-based stock option activity during the six months ended June 30, 2026:

Number of Stock Options

Outstanding—December 31, 2025	1,144,436
Granted	—
Exercised	265,525
Forfeited or expired	—
Outstanding—June 30, 2026	878,911
Exercisable—June 30, 2026	878,911
Service-based and Performance-based Restricted Stock
The Company grants RSUs under the 2021 Plan. Certain RSUs vest based solely on continuous service, while others include performance-based vesting conditions ("PSUs"). Service-based RSUs awarded to the employees have varying vesting schedules as specified in each grant agreement. The RSUs granted to non-employee directors vest in full on the earlier of: (i) the day immediately preceding the date of the first Annual Shareholders Meeting following the date of grant; or (ii) the first anniversary of the date of grant.
PSUs are subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets. During the six months ended June 30, 2026, the Company updated its assessments of the expected achievement of the performance conditions associated with certain PSU awards based on its evolving financial outlook and projected performance. As a result of changes in estimated vesting outcomes for certain awards, the Company revised its estimate of total compensation cost and recorded cumulative catch-up adjustments to stock-based compensation expense during the period to reflect the portion attributable to service rendered through June 30, 2026. The Company will continue to monitor actual and projected performance relative to the applicable targets and adjust compensation expense, as necessary, over the remaining performance periods.

The following table summarizes the RSU and PSU activity for the six months ended June 30, 2026:

	Number of RSU Awards	Number of PSU Awards
Non-vested - December 31, 2025	608,203	144,191
Granted	156,882	176,500
Vested	166,039	17,742
Forfeited/Cancelled	6,131	—
Non-vested - June 30, 2026	592,915	302,949
12. INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $14,906 and $5,263, respectively, in its condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $21,874 and $10,744, respectively, in its condensed consolidated statements of operations.

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

As of June 30, 2026 and December 31, 2025, the Company recorded a liability of $89 and $89, respectively, for income tax uncertainties recorded in the Company's condensed consolidated balance sheet and consolidated balance sheet, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized interest and penalties related to income tax uncertainties of $0 and $6, respectively, in its condensed consolidated statement of operations for the six months ended June 30, 2026 and 2025. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2022 and December 31, 2024.

On July 4, 2025, the U.S. enacted tax reform legislation through the passage of H.R.1, One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the 2017 Tax Cuts and Jobs Act, and repealing certain clean energy initiatives, in addition to other changes. The impact of these changes was not material to the Company's condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.
13. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:

Net income attributable to The Vita Coco Company, Inc.	$49,451	$22,908	$79,925	$41,790
Denominator:
Weighted-average number of common shares used in earnings per share—basic	57,251,361	56,795,499	57,183,296	56,894,274
Effect of conversion of stock options and RSUs	3,391,436	2,847,849	3,207,302	2,914,765
Weighted-average number of common shares used in earnings per share—diluted	60,642,797	59,643,348	60,390,598	59,809,039
Earnings per share—basic	$0.86	$0.40	$1.40	$0.73
Earnings per share—diluted	$0.82	$0.38	$1.32	$0.70
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options and restricted stock awards	3,295	381,471	1,657	275,595
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
Information about the Company’s operations by operating segment as of and for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$216,153	$168,759	$395,918	$299,680
Americas	172,465	141,961	320,629	254,561
International	43,688	26,798	75,289	45,119
Cost of goods sold	$110,842	$107,494	$218,794	$190,330
Americas	83,185	90,915	$170,415	$161,203
International	27,657	16,579	$48,379	$29,127
Gross profit	$105,311	$61,265	$177,124	$109,350
Americas	89,281	51,046	150,215	93,358
International	16,030	10,219	26,909	15,992

	As of June 30,	As of December 31,
	2026	2025
Total segment assets	$572,942	$461,158
Americas	366,579	302,185
International	206,363	158,973

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation:	2026	2025	2026	2025
Total gross profit	$105,311	$61,265	$177,124	$109,350
Less:
Selling, general, and administrative expenses	42,172	36,143	80,403	64,935
Income from operations	$63,139	$25,122	$96,721	$44,415
Less:
Unrealized (loss) gain on derivative instruments	(233)	1,067	2,594	3,884
Foreign currency (loss) gain	(1,046)	482	(1,545)	1,062
Interest income, net	2,483	1,500	4,021	3,018
Other income, net	14	—	8	155
Income before income taxes	$64,357	$28,171	$101,799	$52,534

Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

	Six Months Ended June 30,
	2026	2025
United States	$294,112	$235,813
United Kingdom	44,665	31,403
All other countries(1)	57,141	32,464
Net sales	$395,918	$299,680
__________

(1)	No individual country is greater than 10% of total net sales for the six months ended June 30, 2026 and 2025.
The following table provides information related to the Company’s property and equipment, net by country:

	June 30, 2026	December 31, 2025
United States	$6,242	$6,419
Singapore	2,051	2,224
United Kingdom	638	655
Property and equipment, net	$8,931	$9,298

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

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Coco Ventures Limited purchases coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585 to be paid in cash within one year. Per the joint venture agreement, the Company shall contribute its portion of capital funding per the operational funding requirement of the joint venture's business operations. The Company recorded the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment is accounted for using the equity method of accounting in accordance with ASC 323. As of June 30, 2026, the Company recognized an investment of $587 in Coco Ventures Limited. This amount includes $104 contributed during 2025 and $483 that was contributed during the six months ended June 30, 2026. Coco Ventures Limited commenced operations in February 2025. The equity method investment is recorded in other assets on the consolidated balance sheet.
17. LEASES

The Company leases office space in New York, London, and Singapore under non‑cancelable operating lease agreements. These leases are accounted for as operating leases pursuant to ASC 842 - Leases ("ASC 842").

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

	Line Item in Balance Sheet	As of June 30, 2026	As of December 31, 2025
Operating lease right-of-use assets	Right-of-use assets, net	$10,643	$11,592
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$1,542	$1,727
Non-current portion of operating lease liabilities	Operating lease liabilities, long-term	$12,520	$13,087

There were no new leases entered into and no material modifications in the existing lease agreements during the current period ended June 30, 2026.

18. SUBSEQUENT EVENTS

Stock Repurchase Program

On July 21, 2026, the Company's Board approved an additional $40,000 to the Repurchase Program, authorizing the Company to repurchase up to a total of $105,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program.

Acquisition

On July 22, 2026, the Company completed the acquisition of Copra Inc. ("Copra"), a super-premium Thai Nam Hom coconut water producer of private label and Copra branded products, that owns and operates a factory in Thailand, which became a wholly-owned subsidiary of the Company. The initial consideration for this transaction was $175,000, consisting of $140,000 in cash on hand and $35,000 paid in the Company's Common Stock at the date of closing. This initial purchase price is subject to customary closing adjustments, with additional earnout consideration to be paid in 2029 based on 2028 financial performance with a minimum of $45,000 and maximum of $100,000, which will be payable in a combination of cash and the Company’s Common Stock.

As of the issuance date of these condensed consolidated financial statements, the Company has not completed the fair value assessment of the assets acquired and liabilities assumed in the acquisition.

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

As of June 30, 2026, we sourced our products from a diversified global network of approximately 20 factories and co-packers, supported by coconut farmers across the world. As we did not own any of these facilities, our supply chain is a fixed asset-lite model designed to better service our customers and react to changes in the market or consumer preferences.

Vita Coco is available in over 35 countries, with our primary markets located in North America, the United Kingdom ("U.K."), and Germany. Our primary markets for Private Label are North America and Europe. Our products are distributed primarily through club, food, drug, mass, convenience, e-commerce and food service channels. Our products are also available in a variety of on-premise locations such as corporate offices, fitness clubs, airports, and educational institutions.
Recent Developments

On July 22, 2026, we completed the acquisition of Copra Inc., a super-premium Thai Nam Hom coconut water producer of private label and Copra branded products that owns and operates a factory in Thailand, which became a wholly owned subsidiary of the Company. We believe the acquisition enhances our supply chain capabilities and supports our long-term growth strategy. Additional information regarding the acquisition is included in Note 18, Subsequent Events.
Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. For changes to such factors from those described in the Form 10-K under the heading “Key Factors Affecting our Performance” please see below and the risks and challenges discussed in "Risk Factors" in Part II, Item 1A. of this Form 10-Q and Part I, Item 1A of the Form 10-K.

•Our global supply chain is subject to risks arising from geopolitical instability, including the ongoing military conflict involving Iran, as well as volatility in interest rates, foreign exchange rates, and our cost of goods including raw materials, factory costs, and transportation costs. The extent and duration of these conditions, and their ultimate impact on our business, results of operations, financial condition, and liquidity, cannot be determined with precision. For a further discussion of the risks and challenges posed by these events, please see "Risk Factors" in Part II, Item 1A of this Form 10-Q and Part II, Item 1A of our Form 10-K.

•We source products imported into the U.S. primarily from the Philippines and Brazil, with additional sourcing from several other countries. During 2025, tariffs imposed on certain imports increased our costs. In November 2025, the U.S. government granted exemptions applicable to most of our coconut water products and waived incremental tariffs on coconut water imports from Brazil, significantly reducing our tariff exposure, although certain miscellaneous tariffs remain in effect.

•On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Following the ruling, U.S. Customs and Border Protection ("CBP") established a process for importers to seek refunds of previously paid tariffs. We submitted claims for eligible tariff payments made in prior periods and, during the three months ended June 30, 2026, received tariff refunds totaling approximately $15.6 million. The refunds were recognized as a reduction of cost of goods sold and favorably impacted gross profit, operating income, net income, and diluted earnings per share for the three and six months ended June 30, 2026. The refunds represent the recovery of tariffs paid in prior periods and provided a one-time benefit to our results during the quarter. The administration has announced its intent to impose additional tariffs under other statutory authorities. While tariffs announced to date have not had a material adverse impact on us, the scope, duration, and impact of future tariff policies remain uncertain and could adversely affect our business, financial condition, results of operations, and cash flows. We continue to monitor developments and may pursue pricing actions, sourcing modifications, and other cost-mitigation measures; however, there can be no assurance that such actions will fully offset the impact of future tariff changes or related economic effects.

•Our sales to one of our major customers include branded and Private Label product. As discussed in our Form 10-K, the Private Label coconut oil business with this customer discontinued in early 2024 and we also experienced an impact in Private Label coconut water sales in 2025 with this customer due to the loss of some regions that we previously serviced for this customer. In early 2026, at the request of this customer, we restarted supply to one of those lost regions. We continue to service their needs, as asked and as it aligns with our long-term targets. For a further discussion of the risks and challenges posed by these events, please see "Risk Factors" in Part I, Item 1A. of the Form 10-K and Part II, Item 1A of this Form 10-Q.
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
•International—The International segment is comprised of our operations primarily in Europe, the Middle East, and the Asia Pacific regions, which includes our procurement arm.
Each segment derives its revenues from the following product categories:
•Vita Coco Coconut Water—This product category consists of all branded coconut water product offerings under the Vita Coco labels, where the majority ingredient is coconut water. For these products, control is transferred upon customer receipt, at which point we recognize the transaction price for the product as revenue.
•Private Label —This product category consists of all Private Label product offerings, which includes coconut water and coconut oil. We determined the production and distribution of Private Label products represents a distinct performance obligation. Since there is no alternative use for these products and we have the right to payment for performance completed to date, we recognize the revenue for these Private Label products over time as the products become available for shipment.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025, respectively:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$216,153	$168,759	$395,918	$299,680
Cost of goods sold	110,842	107,494	218,794	190,330
Gross profit	105,311	61,265	177,124	109,350
Operating expenses
Selling, general, and administrative	42,172	36,143	80,403	64,935
Income from operations	63,139	25,122	96,721	44,415
Other income (expense)
Unrealized (loss) gain on derivative instruments	(233)	1,067	2,594	3,884
Foreign currency (loss) gain	(1,046)	482	(1,545)	1,062
Interest income, net	2,483	1,500	4,021	3,018
Other income, net	14	—	8	155
Total other income	1,218	3,049	5,078	8,119
Income before income taxes	64,357	28,171	101,799	52,534
Income tax expense	14,906	5,263	21,874	10,744
Net income	$49,451	$22,908	$79,925	$41,790
Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$137,921	$120,450	$17,471	14.5%	$255,954	$206,568	$49,386	23.9%
Private Label	26,901	14,685	12,216	83.2%	51,301	35,882	15,419	43.0%
Other	7,643	6,826	817	12.0%	13,374	12,111	1,263	10.4%
Subtotal	$172,465	$141,961	$30,504	21.5%	$320,629	$254,561	$66,068	26.0%
International segment
Vita Coco Coconut Water	$31,763	$19,882	$11,881	59.8%	54,283	33,059	$21,224	64.2%
Private Label	11,328	6,222	5,106	82.1%	20,165	10,981	9,184	83.6%
Other	597	694	(97)	(14.0)%	841	1,079	(238)	(22.1)%
Subtotal	$43,688	$26,798	$16,890	63.0%	$75,289	$45,119	$30,170	66.9%
Total net sales	$216,153	$168,759	$47,394	28.1%	$395,918	$299,680	$96,238	32.1%

For the three months ended June 30, 2026, consolidated net sales increased 28.1%, primarily driven by strong Vita Coco Coconut Water volume growth across both the Americas and International segments. Vita Coco Coconut Water net sales increased 20.9%, underpinned by a case equivalents ("CE") volume increase of 15.0% driven by increased demand, particularly within the International segment, and improved net pricing. The growth was partially offset by the timing shift of a significant retailer promotion, which occurred primarily in the first quarter of 2026 compared to the second quarter of 2025. Private Label net sales increased 82.8% driven by a CE volume increase of 78.1%, while Other category net sales increased 9.6%.
For the six months ended June 30, 2026, the consolidated net sales increased 32.1%, driven by Vita Coco Coconut Water, which had a 29.5% net sales increase, with a case equivalents CE volume increase of 22.1%. Private label net sales increased 52.5%, driven by CE volume growth of 50.2%. Other category net sales increased 7.8%.
Volume in Case Equivalents
The following table provides a comparative summary of the percentage change in our volume in CE for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, by operating segment and product category:

	Percentage Change - Three Months Ended June 30, 2026 vs. 2025
	Americas	International	Total
Vita Coco Coconut Water	6.6%	60.3%	15.0%
Private Label	81.7%	71.0%	78.1%
Other	4.7%	(78.5)%	1.9%
Total volume (CE)	16.1%	62.2%	24.3%

	Percentage Change - Six Months Ended June 30, 2026 vs. 2025
	Americas	International	Total
Vita Coco Coconut Water	16.0%	53.7%	22.1%
Private Label	44.1%	66.9%	50.2%
Other	8.8%	(33.5)%	7.4%
Total volume (CE)	20.5%	57.0%	26.9%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil. We may have immaterial sales of raw materials at times that are treated as zero CEs for the purposes of these calculations.
Americas Segment
For the three months ended June 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by higher sales volume and favorable pricing, partially offset by the earlier timing of a retailer promotion in the first quarter of 2026 compared to primarily in the second quarter of 2025. For the six months ended June 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by the increase in CE volume driven by strong consumer demand, and by favorable pricing.
For the three and six months ended June 30, 2026, the increase in Private Label net sales was primarily driven by an increase in CE volume, due to new and regained distribution and increased velocities.
For the three and six months ended June 30, 2026, the increase in Other net sales was primarily driven by CE volume growth in Vita Coco Treats.
International Segment
For the three months ended June 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by strong volume growth in Europe, particularly in Germany and the U.K.. For the six months ended June 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by strong CE volume growth in Europe, particularly in Germany and the U.K., coupled with favorable pricing.
For the three and six months ended June 30, 2026, the increase in Private Label net sales was primarily driven by the 71.0% and 66.9% increase, respectively, in CE volume in Europe due to very strong demand growth, coupled with favorable pricing.
Net sales from Other products decreased during both the three and six months ended June 30, 2026 compared to the prior-year periods, reflecting lower sales volumes across certain non-core product offerings.

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Cost of goods sold
Americas segment	$83,185	$90,915	$(7,730)	(8.5)%	$170,415	$161,203	$9,212	5.7%
International segment	27,657	16,579	11,078	66.8%	48,379	29,127	19,252	66.1%
Total cost of goods sold	$110,842	$107,494	$3,348	3.1%	$218,794	$190,330	$28,464	15.0%
Gross profit
Americas segment	$89,281	$51,046	$38,235	74.9%	$150,215	$93,358	$56,857	60.9%
International segment	16,030	10,219	5,811	56.9%	26,909	15,992	10,917	68.3%
Total gross profit	$105,311	$61,265	$44,046	71.9%	$177,124	$109,350	$67,774	62.0%
Gross margin
Americas segment	51.8%	36.0%		1,580 bps	46.9%	36.7%		1,020 bps
International segment	36.7%	38.1%		(140) bps	35.7%	35.4%		30 bps
Consolidated	48.7%	36.3%		1,240 bps	44.7%	36.5%		820 bps

For the three months ended June 30, 2026, the increase in cost of goods sold was primarily driven by higher CE volume and higher domestic logistics costs, partially offset by the recognition of the tariff refunds and lower ocean freight costs and lower finished goods costs. For the six months ended June 30, 2026, the increase in cost of goods sold was primarily related to increased CE volume, higher domestic logistics and finished goods costs, partially offset by the recognition of the tariff refunds and lower ocean freight costs.
For the three months ended June 30, 2026, the increase in consolidated gross profit was primarily driven by the recognition of the tariff refunds, higher sales, favorable pricing, and lower ocean freight and finished goods costs, partially offset by higher domestic logistics costs. For the six months ended June 30, 2026, the increase in gross profit was primarily driven by the recognition of the tariff refunds, higher sales, favorable pricing, and lower ocean freight costs.
Gross margin increased for both the three and six months ended June 30, 2026, primarily due to the recognition of the tariff refunds, favorable pricing, and lower ocean freight rates, slightly offset by higher domestic logistics costs.
Operating Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Selling, general, and administrative	$42,172	$36,143	$6,029	16.7%	80,403	64,935	15,468	23.8%
Selling, General and Administrative Expenses

For the three months ended June 30, 2026, the increase in SG&A was primarily driven by higher people‑related expenses of $4.1 million, reflecting increased incentive compensation, headcount growth, and stock-based compensation, as well as a $2.0 million increase in marketing expense to support sales growth initiatives and expansion into new markets. For the six months ended June 30, 2026, the increase in SG&A was primarily driven by higher people-related costs of approximately $7.7 million, a $5.7 million increase in marketing investments and a distributor‑related expense increase of $2.1 million.

Other (Expense) Income, Net

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Unrealized (loss) gain on derivative instruments	$(233)	$1,067	$(1,300)	(121.8%)	$2,594	$3,884	$(1,290)	(33.2%)
Foreign currency (loss) gain	(1,046)	482	(1,528)	n/m	(1,545)	1,062	(2,607)	n/m
Interest income, net	2,483	1,500	983	65.5%	4,021	3,018	1,003	33.2%
Other income, net	14	—	14	n/m	8	155	(147)	(94.8%)
	$1,218	$3,049	$(1,831)	(60.1%)	$5,078	$8,119	$(3,041)	(37.5%)
Unrealized Gain (Loss) on Derivative Instruments
For the three months ended June 30, 2026, the change in fair value of our outstanding forward foreign currency exchange contracts was less favorable than in the prior year period, primarily driven by unfavorable movements in the fair values of Brazilian Real and Thai Baht hedge contracts.
For the six months ended June 30, 2026, gains recognized on our outstanding forward foreign currency exchange contracts were lower than in the prior year period reflecting less favorable fair value adjustments in Brazilian Real and Thai Baht hedge contracts. These impacts were partially offset by more favorable adjustments on Great British Pound, Euro, and Canadian Dollar hedge contracts.
Foreign Currency (Loss) Gain
Foreign currency (loss) gain represents transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The foreign currency loss recorded during the three months ended June 30, 2026 was primarily driven by increased losses on operational foreign currency transactions and less favorable remeasurement of foreign currency-denominated balances, partially offset by higher realized gains on foreign currency derivative contracts used to economically hedge the Company's foreign currency exposures. See "Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk" for further information. The foreign currency loss in the six months ended June 30, 2026 was primarily driven by increased losses on operational foreign currency transactions. This impact was partially offset by higher realized gains on foreign currency derivative contracts and favorable changes in the remeasurement of foreign currency-denominated balances.
Interest Income, net
The increase in interest income for both the three and six months ended June 30, 2026 was primarily attributable to approximately $0.6 million of interest received from the U.S. government related to tariff refunds and $0.4 million increase in interest earned on cash investments. Higher average invested cash balances contributed to the increase in interest earned on cash investments, partially offset by lower interest rates.
Other Income, net
For the three months ended June 30, 2026, the change in other income, net was immaterial. For the six months ended June 30, 2026, the change in other income, net is due to the sale of intellectual property in the prior year period.

Income Tax Expense

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Income tax expense	14,906	5,263	$9,643	183.2%	$21,874	$10,744	$11,130	103.6%
Tax rate	23.2%	18.7%			21.5%	20.5%
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
For the six months ended June 30, 2026 and 2025, our effective tax rate was 21.5% and 20.5%, respectively. The effective tax rate for the current period was higher than the U.S. federal statutory rate of 21.0%, primarily due to the geographic mix of earnings across jurisdictions with different tax rates. The increase in the effective tax rate compared to the prior-year period was primarily attributable to a lower benefit from discrete tax items, largely driven by reduced tax benefits associated with stock-based compensation awards.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income	49,451	22,908	79,925	41,790
Depreciation and amortization	489	206	965	408
Interest income, net	(2,483)	(1,500)	(4,021)	(3,018)
Income tax expense	14,906	5,263	21,874	10,744
EBITDA	62,363	26,877	98,743	49,924
Stock-based compensation (a)	3,590	2,962	8,216	5,148
Unrealized loss (gain) on derivative instruments (b)	233	(1,067)	(2,594)	(3,884)
Foreign currency loss (gain) (b)	1,046	(482)	1,545	(1,062)
Other adjustments (c)	—	952	—	1,621
Adjusted EBITDA	$67,232	$29,242	105,910	$51,747
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
(c)The three and six months ended June 30, 2025 included $0.6 million and $1.2 million, respectively, related to a one-time incentive program established in 2023 and measured based on full-year 2025 performance, and $0.4 million and $0.7 million, respectively, of overlapping rent expense associated with our new New York City office. The six-month period was partially offset by $0.1 million of partial recoveries of prepaid inventory from a supplier (refer to the Form 10-K for further details) and a $0.2 million gain from a sale of intellectual property.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $278.6 million and $196.9 million of cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the Credit Facility.

As earlier disclosed, on July 22, 2026, we completed the acquisition of Copra Inc., a super-premium Thai Nam Hom coconut water producer of private label and Copra branded products, that owns and operates a factory in Thailand. The initial consideration for this transaction was $175.0 million, including $140.0 million in cash and $35.0 million paid in our Common Stock at the date of closing. The initial purchase price is subject to customary closing adjustments, with additional earnout consideration to be paid in 2029 based on 2028 financial performance with a minimum of $45 million and maximum of $100.0 million, which will be payable in a combination of cash and our Common Stock. The closing cash consideration of $140.0 million was funded with cash on hand.
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

Cash Flows
The following tables summarize our sources and uses of cash:

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percentage
($ in thousands)
Cash flows provided by (used in):
Operating activities	$96,529	$12,010	$84,519	n/m
Investing activities	(612)	(1,508)	896	(59.4%)
Financing activities	(13,899)	(9,081)	(4,818)	53.1%
Effects of exchange rate changes on cash and cash equivalents	(246)	961	(1,207)	(125.6%)
Net increase in cash and cash equivalents	$81,772	$2,382	$79,390	n/m
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the six months ended June 30, 2026, cash provided by operating activities increased $84.5 million compared to the six months ended June 30, 2025. The increase was driven by a $41.8 million rise in net income, after adjusting for non-cash items, and a $42.7 million improvement in working capital, primarily attributable to the timing of vendor invoices and inventory sales exceeding inventory purchases. Net income benefited from $15.6 million in tariff refunds and $0.6 million of related interest income.
Investing Activities
During the six months ended June 30, 2026, cash used in investing activities was $0.6 million compared to $1.5 million for the six months ended June 30, 2025. The decrease of cash used for investing activities was primarily due to the absence of leasehold improvements related spend on our new offices during the six months ended June 30, 2025.
Financing Activities
During the six months ended June 30, 2026 compared to the six months ended June 30, 2025, net cash used by financing activities increased by $4.8 million, primarily driven by higher volume and price of share repurchases in the six months ended June 30, 2026 compared to the prior year period, partially offset by increased proceeds from the exercise of stock options. See Note 10, Stockholders' Equity, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion on share repurchases.
Revolving Credit Facility
In May 2020, we entered into the Credit Facility, which currently provides for committed borrowings of $60 million. On February 14, 2025, the Credit Facility was amended, extending the maturity five years to February 13, 2030.
Starting in December 2022, borrowings on the Credit Facility bear interest at rates based on either: 1) a fluctuating rate per annum determined to be the sum of Daily Simple SOFR plus the Spread; or 2) a fixed rate per annum determined to be the sum of the Term SOFR plus the Spread. The Spread ranges from 1.00% to 1.75%, which is based on our leverage ratio (as defined in the credit agreement) for the immediately preceding fiscal quarter as defined in the credit agreement. In addition, through February 13, 2025, we were subject to an unused commitment fee ranging from 0.10% and 0.20% on the unused amount of the line of credit, with the rate based on our leverage ratio (as defined in the credit agreement). Starting February 14, 2025, the unused commitment fees ranged from 0.13% and 0.23% on the unused amount of the line of credit, with the rate being based on our leverage ratio (as defined in the credit agreement).
There were no drawn amounts on the Credit Facility as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we were compliant with all financial covenants.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in the Form 10-K.
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
As of June 30, 2026 and December 31, 2025, the outstanding amounts related to our Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the Credit Facility as of June 30, 2026 and December 31, 2025.
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
The total notional values of our forward exchange contracts were $99.1 million and $128.8 million as of June 30, 2026 and December 31, 2025, respectively. The derivatives on the forward exchange contracts resulted in an unrealized gain of $2.6 million for the six months ended June 30, 2026. We estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $6.7 million gain or loss.

A portion of our cash and cash equivalents are denominated in foreign currencies. As of June 30, 2026, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.2 million.
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
In the six months ended June 30, 2026, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. In addition, during 2025, the U.S. government implemented a universal baseline tariff of 10%, plus significant additional country-specific reciprocal tariffs, including increased rates of approximately 20% for our Asian sourcing countries, and 50% for Brazil (including the baseline 10% rate previously announced). In November 2025, relief was granted for certain agricultural products, including tariff codes applicable to coconut water products, and a waiver was issued for incremental tariffs on coconut water imports from Brazil, which significantly reduced the tariff burden on the majority of our portfolio. Certain miscellaneous tariffs, however, remain in effect.
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
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the six months ended June 30, 2026, sales to two customers represented approximately 44% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A. "Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2025 for a description of certain significant risks and uncertainties to which our business, financial condition and results of operations are subject. We provide below the material changes to our risk factors described in our Annual Report as of June 30, 2026. If any of these risks or others not specified materialize, our business, financial condition and results of operations could be materially and adversely affected:
We may not be successful in our efforts to make acquisitions and successfully integrate newly acquired products or businesses.

We have in the past pursued and intend in the future to consider opportunities to acquire other products or businesses that may strategically complement our portfolio of brands and expand the breadth of our markets or customer base. For example, in July 2026, we acquired Copra, a business focused on premium cold-chain coconut water products, specializing in private label products, and with operations that include a production facility in Thailand. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future at acceptable terms or at all. In addition, exploring acquisition opportunities may divert management attention from the core business and organic innovation and growth, which could negatively impact our business, financial condition, results of operations and cash flows. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms consistent with any debt agreements existing at that time and our ability to negotiate acceptable pricing and terms. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges and could also create dilution to shareholders among other potential impacts.

The success of completed and future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. In connection with the Copra acquisition, we are undertaking integration activities across multiple countries and time zones, and multiple functions, including operations, supply chain, quality, finance, accounting, and human resources. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, litigation, tax costs or inefficiencies, or inconsistencies in standards, controls or policies, any of which could adversely affect our ability to maintain the appeal of our brands and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits or synergies of such acquisitions and could harm our financial performance. We may also be unable to retain or effectively transition key personnel of an acquired business, including founders or employees with important customer, supplier, manufacturing, technical or operational relationships, and any such failure, or our inability to effectively replicate their institutional knowledge and relationships, could diminish the value of an acquired business and adversely affect our ability to realize the anticipated benefits of the acquisition.

Further, the acquisition of a product or business may cause us to deviate from our historically fixed-asset lite business model if we acquire production capabilities and facilities in connection therewith, including assuming ownership and operation of manufacturing plants, equipment and real property in foreign jurisdictions, and as a result could increase our fixed costs, capital expenditure requirements and overall costs of operation.

We may acquire businesses with products, suppliers, distribution channels, supply chains, business models or operational requirements that differ materially from our existing business and with which we have limited prior experience. Such differences may require us to develop new capabilities, manage unfamiliar risks, or make significant investments in infrastructure, personnel or systems. For example, Copra’s premium cold-chain coconut water products require continuous refrigeration from production through retail sale, and any failure to maintain appropriate temperatures could result in spoilage, quality degradation, recalls or food safety incidents. Acquisitions may also involve customer relationships or business models that differ from our existing business. Copra’s business includes private label products for retail customers, which involves different dynamics than our branded product business, including the risks of customer concentration which include potential loss of contracts and margin compression. Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

    We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate or realize the anticipated benefits of any acquired products or businesses. Furthermore, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment. Our ownership and operation of a manufacturing facility in Thailand through the Copra acquisition also exposes us to risks associated with international operations that we have not historically faced, particularly factory operations. These risks include, among others: compliance with foreign laws, regulations and permitting requirements, local employment regulations, export controls, trade policies, and other governmental actions affecting cross-border commerce. Any failure to successfully integrate Copra or any other acquired business, realize expected synergies, manage new operational risks, or achieve the financial and strategic objectives of an acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Ownership and operation of manufacturing facilities subjects us to risks not previously associated with our asset-light business model.

The Copra acquisition represents a change to our operating model because we have not historically owned or operated any manufacturing facilities. Through the acquisition of Copra, we now own and operate a manufacturing facility and related real property in Ratchaburi, Thailand, and now will be sourcing coconuts from farmers and coconut collectives. The ownership and operation of manufacturing facilities involves risks and challenges that we have not historically faced under our asset-light supply chain model. These risks include, among others: significant capital expenditure requirements to maintain, upgrade or expand our facility and equipment; fixed cost obligations that may not be fully offset by revenue in periods of reduced demand or production disruptions; the risk that our facility may be damaged or rendered inoperable by natural disasters, fire, equipment failure, power outages, labor disputes or other events; environmental, health and safety liabilities and compliance costs associated with owning and operating a manufacturing plant; the need to recruit, train and retain a skilled manufacturing workforce in a foreign jurisdiction; and idle capacity costs if production volumes do not meet expectations. Unlike our historical reliance on third-party manufacturers and co-packers, where we could reallocate production among multiple partners, the concentration of production in a single owned facility for the Copra acquisition products limits our flexibility to shift volume in the event of a disruption. In addition, operating a manufacturing facility requires capabilities and expertise that differ from those required to manage an outsourced supply chain, and we may encounter difficulties in developing and maintaining these operational capabilities. Becoming a purchaser of whole coconuts exposes us more directly to fluctuations in coconut prices and local growing conditions which might effect supply. The Copra factory uses the coconuts for coconut water and for other coconut products, which helps share the overhead and coconut costs across multiple products. Any failure to successfully optimize usage of the whole coconut might increase our costs for our Copra’s coconut water business, Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ongoing military conflict involving Iran and related disruption in the Middle East, may adversely affect our business, supply chain, financial condition, and results of operations.

U.S. and Israeli military operations against Iran, which commenced in February 2026, have caused significant disruption to global energy markets and supply chains, contributing to increased oil prices, inflationary pressures, and heightened market volatility. The disruption to energy shipments through the Strait of Hormuz has increased fuel and energy costs and created uncertainty in fuel availability for our suppliers and their manufacturing operations. These conditions could increase our cost of operations, create inflationary pressures on our cost of goods and constrain the production of finished goods we source from those facilities. Although there have been diplomatic efforts and efforts to reopen or normalize shipping through the Strait of Hormuz, the implementation, durability and effectiveness of any such arrangements remain uncertain, and shipping, energy and commodity markets may continue to experience volatility or renewed disruption. We also rely on logistics providers with transit routes through, or otherwise affected by, the region, and the imposition of additional sanctions, cyberattacks, further escalation or additional military action, renewed restrictions on maritime traffic, delays in restoring normal shipping flows, or other governmental or market responses could have an adverse effect on the global supply chain, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic environment in which we operate, and could result in material increases in our costs, delays in product delivery and reduced customer demand. The duration and scope of the conflict and related market and supply chain disruptions remain uncertain, and our business and financial condition, results of operations and cash flows may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended June 30, 2026 that were not registered under the Securities Act.
The following table provides information regarding repurchases of our Common Stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
(In millions)
April 1, 2026 - April 30, 2026	173,618	$48.98	1,297,067	$20.9
May 1, 2026 - May 31, 2026	—	$—	—	$—
June 1, 2026 - June 30, 2026	—	$—	—	$—

(1) On October 30, 2023, our Board of Directors approved a share repurchase program ("Repurchase Program") authorizing us to repurchase up to $40.0 million of Common Stock, which was increased to a total of $65.0 million on April 28, 2025 and to a total of $105.0 million on July 21, 2026. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program are placed in our treasury shares. The extent to which we repurchase shares of Common Stock and the timing of such repurchases depends upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The Repurchase Program has no time limits, and may be suspended or discontinued at any time. During the three months ended June 30, 2026, we repurchased 173,618 shares at a cost of $8.5 million under the Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, by and between The Vita Coco Company, Inc., Copra Inc., Pinkco Inc. and Shareholder Representative Services LLC, dated July 22, 2026	8-K	001-40950	2.1	7/22/2026
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc	S-1	333-259825	4.1	9/27/21
4.2+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021	8-K	001-40950	10.1	10/25/21
4.3+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021	8-K	001-40950	10.2	10/25/21
4.4	Form of Indenture	S-3	333-271583	4.4	5/2/23
4.5+	Registration Rights Agreement, by and between Vita Coco Company, Inc., and certain stockholders of Copra Inc. , dated as of July 22, 2026	8-K	001-40950	10.1	7/22/2026
10.1	Form of Joinder Agreement, by and between Vita Coco Company, Inc., and certain stockholders and management of Copra Inc. , dated as of July 22, 2026	8-K	001-40950	10.2	7/22/2026
10.2	Form of Joinder Agreement, by and between The Vita Coco Company, Inc., Copra Inc., and certain stockholders of Copra Inc., dated as of July 22, 2026	8-K	001-40950	10.3	7/22/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
**   Furnished herewith.
+    Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(5).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: July 23, 2026	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 23, 2026	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)