Form 10-Q
period 2026-09-30
Vita Coco Company, Inc.
filed 2026-10-22
CIK 1482981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2026, there were 57,063,861 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$151,995	$196,873
Accounts receivable, net of allowance of $3,282 at September 30, 2026, and $2,660 at December 31, 2025	128,724	81,514
Inventory	111,296	111,468
Supplier advances, current	339	693
Derivative assets	1,794	732
Prepaid expenses and other current assets	39,536	30,160
Total current assets	433,684	421,440
Property and equipment, net	24,441	9,298
Goodwill	110,175	7,791
Intangible assets, net	107,116	—
Supplier advances, long-term	1,593	1,860
Deferred tax assets	6,627	6,623
Right-of-use assets, net	10,337	11,592
Other assets	2,169	2,714
Total assets	$696,142	$461,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,389	$25,464
Accrued expenses and other current liabilities	126,632	89,461
Derivative liabilities	2,059	1,507
Total current liabilities	175,080	116,432
Deferred tax liability	24,875	160
Operating lease liability, long-term	12,119	13,087
Seller's earn-out	55,100	—
Other long-term liabilities	240	97
Total liabilities	267,414	129,776
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,396,253 and 64,186,549 shares issued at September 30, 2026 and December 31, 2025, respectively; 57,202,356 and 57,082,173 shares outstanding at September 30, 2026 and December 31, 2025, respectively	654	642
Additional paid-in capital	231,578	185,400
Retained earnings	342,956	228,014
Accumulated other comprehensive gain (loss)	(1,050)	486
Treasury stock, 8,193,897 shares at cost as of September 30, 2026, and 7,104,376 shares at cost as of December 31, 2025.	(145,410)	(83,000)
Total stockholders’ equity	428,728	331,542
Total liabilities and stockholders’ equity	$696,142	$461,318
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS &
OTHER COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$243,825	$182,313	$639,744	$481,993
Cost of goods sold	151,148	113,645	369,942	303,975
Gross profit	92,677	68,668	269,802	178,018
Operating expenses
Selling, general and administrative	47,226	40,745	127,629	105,680
Income from operations	45,451	27,923	142,173	72,338
Other income (expense)
Unrealized (loss) gain on derivative instruments	(2,083)	2,391	511	6,275
Foreign currency loss	(887)	(1,411)	(2,432)	(349)
Interest income, net	1,231	1,776	5,252	4,794
Other (expense) income, net	(84)	—	(77)	155
Total other (expense) income	(1,823)	2,756	3,254	10,875
Income before income taxes	43,628	30,679	145,427	83,213
Income tax expense	8,611	6,676	30,485	17,420
Net income	$35,017	$24,003	$114,942	$65,793

Other comprehensive (loss) income
Foreign currency translation adjustment	(763)	(277)	(1,536)	$1,409
Total comprehensive income attributable to The Vita Coco Company, Inc.	$34,254	$23,726	$113,406	$67,202

Net income per common share
Basic	$0.61	$0.42	$2.01	$1.16
Diluted	$0.58	$0.40	$1.89	$1.10
Weighted-average number of common shares outstanding
Basic	57,453,252	56,850,812	57,274,270	56,879,627
Diluted	60,831,632	59,878,602	60,786,462	59,832,067
See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount
Balance at December 31, 2024	55,589,282	$556	8,113,105	$81	63,702,387	$637	$174,077	$156,694	$(860)	6,740,446	$(71,731)	$258,817
Net income	—	—	—	—	—	—	—	18,882	—	—	—	18,882
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	48,973	(1,501)	(1,501)
Stock-based compensation	—	—	—	—	—	—	2,186	—	—	—	—	2,186
Exercise of stock awards	105,332	1	—	—	105,332	1	(1,022)	—	—	—	—	(1,021)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	495	—	—	495
Balance at March 31, 2025	55,694,614	557	8,113,105	81	63,807,719	638	175,241	175,576	(365)	6,789,419	(73,232)	277,858
Net income	—	—	—	—	—	—	—	22,908	—	—	—	22,908
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	284,728	(8,552)	(8,552)
Stock-based compensation	—	—	—	—	—	—	2,962	—	—	—	—	2,962
Exercise of stock awards	69,409	1	—	—	69,409	1	571	—	—	—	—	572
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,191	—	—	1,191
Balance at June 30, 2025	55,764,023	$558	8,113,105	$81	63,877,128	$639	$178,774	$198,484	$826	7,074,147	$(81,784)	$296,939
Net income	—	—	—	—	—	—	—	24,003	—	—	—	24,003
Purchase of treasury stock	—	—	—	—	—	—	0	—	—	4,715	(151)	(151)
Stock-based compensation expense	—	—	—	—	—	—	2,975	—	—	—	—	2,975
Exercise of stock awards	149,992	1	—	—	149,992	1	243	—	—	—	—	244
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(277)	—	—	(277)
Balance at September 30, 2025	55,914,015	$559	8,113,105	$81	64,027,120	$640	$181,992	$222,487	$549	7,078,862	$(81,935)	$323,733

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in thousands, except for shares)

	Common Stock		Common Stock with Exit Warrants		Total Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock		Total Shareholders’ Equity Attributable to The Vita Coco Company, Inc.
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital			Shares	$ Amount

Balance at December 31, 2025	56,073,444	$561	8,113,105	$81	64,186,549	$642	$185,400	$228,014	$486	7,104,376	$(83,000)	$331,542
Net income	—	—	—	—	—	—	—	30,474	—	—	—	30,474
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	225,273	(11,505)	(11,505)
Stock-based compensation	—	—	—	—	—	—	4,626	—	—	—	—	4,626
Exercise of stock awards	249,405	2	—	—	249,405	2	(2,506)	—	—	—	—	(2,504)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(460)	—	—	(460)
Balance at March 31, 2026	56,322,849	$563	8,113,105	$81	64,435,954	$644	$187,520	$258,488	$26	7,329,649	$(94,505)	$352,173

Net income	—	—	—	—	—	—	—	49,451	—	—	—	49,451
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	173,618	(8,503)	(8,503)
Stock-based compensation	—	—	—	—	—	—	3,590	—	—	—	—	3,590
Exercise of stock awards	464,395	5	—	—	464,395	5	4,501	—	—	—	—	4,506
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(313)	—	—	(313)
Balance at June 30. 2026	56,787,244	$568	8,113,105	$81	64,900,349	$649	$195,611	$307,939	$(287)	7,503,267	$(103,008)	$400,904
Net income	—	—	—	—	—	—	—	35,017	—	—	—	35,017
Purchase of Treasury Shares	—	—	—	—	—	—	—	—	—	690,630	(42,402)	(42,402)
Issuance of Common stock	467,071	5	—	—	467,071	5	34,995	—	—	—	—	35,000
Stock-based compensation	—	—	—	—	—	—	3,122	—	—	—	—	3,122
Exercise of stock awards	28,833	—	—	—	28,833	—	(2,150)	—	—	—	—	(2,150)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(763)	—	—	(763)
Balance at September 30, 2026	57,283,148	$573	8,113,105	$81	65,396,253	$654	$231,578	$342,956	$(1,050)	8,193,897	$(145,410)	$428,728

See accompanying notes to the condensed consolidated financial statements.

THE VITA COCO COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$114,942	$65,793
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,458	636
Amortization of debt issuance cost	14	11
Increase of provision for credit losses	187	1,300
Unrealized (gain) on derivative instruments	(511)	(6,275)
Stock-based compensation	11,338	8,123
Impairment loss on Runa assets	—	185
Noncash lease expense	1,242	1,052
Changes in operating assets and liabilities:
Accounts receivable	(42,801)	(39,706)
Inventory	33,259	(302)
Prepaid expenses, net supplier advances, and other assets	(7,236)	345
Accounts payable, accrued expenses, and other liabilities	39,050	19,907
Net cash provided by operating activities	151,942	51,069
Cash flows from investing activities:
Cash paid for property and equipment	(803)	(4,921)
Acquisition of Copra Inc., net of $8,340 cash acquired	(139,253)	—
Net cash used in investing activities	(140,056)	(4,921)
Cash flows from financing activities:
Proceeds from exercise of stock awards	6,131	2,281
Cash paid on notes payable	(3)	(8)
Cash paid to acquire treasury stock	(62,410)	(10,204)
Net cash used in financing activities	(56,282)	(7,931)
Effects of exchange rate changes on cash and cash equivalents	(475)	833
Net (decrease) increase in cash and cash equivalents	(44,871)	39,050
Cash, cash equivalents and restricted cash at beginning of the period (1)	198,154	165,933
Cash, cash equivalents and restricted cash at end of the period (1)	$153,283	$204,983
1Includes $1,281 and $1,264 of restricted cash as of December 31, 2025 and 2024, respectively. Includes $1,288 and $1,278 of restricted cash as of September 30, 2026 and 2025, respectively, reported in other current assets on the condensed consolidated balance sheet.
During the nine months ended September 30, 2026, the Company issued common stock with a fair value of $35,000 and recognized deferred and contingent consideration with a combined fair value of $55,100 in connection with the acquisition of Copra. These transactions are noncash investing and financing activities.
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
The Company has twelve wholly-owned subsidiaries, including four wholly-owned Asian subsidiaries established between fiscal 2012 and 2015, four North American subsidiaries established between 2012 and 2018, All Market Europe, Ltd. (“AME”) in the United Kingdom established in 2009, one subsidiary in Germany established in 2024, one subsidiary in Australia established in 2026, and Copra, Inc. ("Copra"), a Delaware corporation acquired in July 2026. Additionally, through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. See Note 17, Joint Venture, for further details.
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
During the nine months ended September 30, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, except for the addition of a business combinations accounting policy as a result of the acquisition of Copra, as described below.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date, with any excess of the purchase price over the fair value of the identifiable net assets acquired recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management judgment and may involve the use of third-party valuation specialists. During the measurement period, which may not exceed one year from the acquisition date, the Company may record adjustments to provisional amounts recognized in connection with a business combination. Acquisition-related costs are expensed as incurred. Contingent consideration classified as a liability is recognized at fair value and subsequently remeasured through earnings each reporting period.
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
Substantially all of the Company’s customers are either wholesalers or retailers of beverages. A material default in payment, a material reduction in purchases from these or any large customers, or the loss of a large customer or customer groups could have a material adverse impact on the Company’s financial condition, results of operations and liquidity. The Company is exposed to concentration of credit risk from its major customers, for which two customers in aggregate represented 45% and 45% of total net sales for the nine months ended September 30, 2026 and 2025, respectively. In addition, the two customers in aggregate also accounted for 46% and 39% of total accounts receivable as of September 30, 2026 and December 31, 2025, respectively. The Company has not experienced credit issues with these customers. Refer to Note 8, Commitments and Contingencies regarding additional information on the Company's major customers.
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

3. BUSINESS COMBINATION

On July 22, 2026, the Company completed the acquisition of Copra, a super-premium Thai Nam Hom coconut water producer of private label and Copra branded products, that owns and operates a factory in Thailand, pursuant to an Agreement and Plan of Merger, whereby a wholly owned subsidiary of the Company merged with and into Copra, with Copra surviving as a wholly-owned subsidiary of the Company. Copra manufactures, markets, and distributes super-premium organic Thai coconut water and other coconut-based products, both under its own brand and as private label products, through CB Coconuts Co., Ltd., located in Ratchaburi Province, Thailand. The Company acquired Copra to expand its coconut-based product portfolio, add manufacturing capacity for Nam Hom coconut water in Thailand, and broaden its private label offerings.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations ("ASC 805"), using the acquisition method. The results of Copra's operations have been included in the Company's consolidated financial statements from the acquisition date.

Purchase Consideration

The total purchase consideration allocated was as follows:

As of July 22, 2026
Cash consideration	$147,592
Fair value of the Vita Coco Company common stock issued	35,000
Fair value of Seller's earn-out	55,100
Total purchase consideration allocation	$237,692

The cash and equity consideration reflect the $182,592 aggregate merger consideration, paid approximately 81% in cash and 19% in shares of the Company's common stock. The number of shares issued was determined based on the volume-weighted average price of the Company's common stock for the 30 trading days ending two trading days prior to closing, subject to a collar. The equity consideration of $35,000 reflects the fair value of the 467,071 shares issued, measured using the closing price of the Company's common stock on the acquisition date in accordance with ASC 805.

The seller’s earn-out is comprised of the acquisition-date fair value of (1) deferred consideration and (2) contingent consideration payable based on the Gross Profit of the acquired business during the calculation period, which is calendar year 2028. The Seller's earnout is subject to a contractual floor of $45,000 and a cap of $100,000 and is payable in cash, Company common stock, or a combination thereof, at the Company's discretion. The Company estimated the acquisition-date fair value of the Seller's earnout using a Monte Carlo simulation that incorporated projected Gross Profit, the contractual floor and cap, volatility, and a risk-adjusted discount rate. The Seller's earnout is classified as a liability and will be remeasured to fair value at each reporting date, with changes recognized in earnings.

Preliminary Purchase Price Allocation

The Company has preliminarily allocated the consideration transferred to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation remains preliminary as of September 30, 2026. The Company is continuing to evaluate working capital adjustments, contingent consideration, inventory fair values, property and equipment fair values, valuation of identifiable intangible assets, deferred tax impacts, and certain legal and tax matters. Accordingly, the preliminary allocation may change during the measurement period, not to exceed one year from the acquisition date as the Company finalizes its valuations of identifiable acquired intangible assets, inventory, property and equipment, deferred taxes, the working capital adjustment, and contingent consideration. The following table summarizes the preliminary allocation:

As of July 22, 2026
Assets Acquired
Cash and cash equivalents	$8,340
Accounts receivable	5,199
Inventory	33,307
Prepaid and other current assets	1,228
Property and equipment	15,996
Identifiable intangible assets	108,100
Other assets	100
Goodwill	102,384
Total assets acquired	$274,654

Liabilities Assumed
Accounts payable	$8,351
Accrued expenses and other liabilities	3,896
Deferred Tax Liability	24,715
Total liabilities assumed	$36,962
Net assets acquired	$237,692

Acquired Intangible Assets

The preliminary fair values and estimated useful lives of the identifiable intangible assets acquired were as follows:

Intangible Asset	Fair Value	Useful Life
Private label customer relationships	$87,000	20 years
Retail customer relationships	2,700	12 years
Private label trade name	7,600	15 years
Retail trademarks	10,800	Indefinite
Total identifiable intangible assets	108,100

The preliminary fair values of the Private Label trade name and Retail trademark were estimated using the relief-from-royalty method, while the preliminary fair values of the Private Label customer relationships and retail customer relationships were estimated using the multi-period excess earnings method. In order to determine the useful lives of intangible assets, the Company considered the nature of the underlying assets, historical customer retention and revenue attrition, expected duration of customer relationships, projected periods of economic benefit and related cash flows, the expected ongoing use of the acquired trademarks, and other relevant qualitative factors. The Private Label trade name, Private Label customer relationships, and retail customer relationships are being amortized on a straight-line basis over their estimated useful lives of 15 years, 20 years, and 12 years, respectively, which reflect the periods over which the assets are expected to contribute future cash flows. The Retail trademark was preliminarily determined to have indefinite useful lives based on the Company's expectation of continued use of the brand and the absence of any legal, regulatory, economic, or other factors that would limit the period over which it is expected to generate cash flows.

Goodwill

Preliminary goodwill of $102,384 represents the excess of the preliminary purchase consideration over the estimated fair value of the identifiable net assets acquired. Goodwill is primarily attributable to anticipated synergies from integrating Copra into the Company's existing coconut platform, expected growth opportunities, the assembled workforce, and the strategic benefits associated with vertically integrated manufacturing capabilities in Thailand. Goodwill has been assigned to the Company's Americas reporting unit.The Goodwill recognized in connection with the acquisition is not expected to be deductible for income tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually in accordance with ASC 350, Intangibles - Goodwill and Other.

Acquisition-Related Costs

During the nine months ended September 30, 2026, the Company incurred acquisition-related costs of $3,174, consisting of legal, accounting, advisory, and other professional fees, as well as the premium for a representations and warranties insurance policy. These costs were expensed as incurred and are included in Selling, general and administrative expenses in the condensed consolidated statements of operations, in accordance with ASC 805.

4. REVENUE RECOGNITION
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
•Private Label—This product category consists of all Private Label products, including coconut water and coconut oil. The Company determined the production and distribution of Private Label products represents a distinct performance obligation. Since there is no alternative use for these products and the Company has the right to payment for performance completed to date, revenue is recognized over time as the products become available for shipment.
•Other—This product category consists of all other products, which includes Vita Coco product extensions beyond coconut water, consisting of coconut milk products, including Vita Coco Treats; PWR LIFT product offerings; Vita Coco coconut oil; Copra-branded coconut water products; and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point the Company recognizes the transaction price for the product as revenue.
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

Disaggregation of Revenue
The following table disaggregates net revenue by product type and reportable segment:

	Three Months Ended September 30, 2026
	Americas	International	Consolidated
Vita Coco Coconut Water	$143,276	$34,363	$177,639
Private Label	46,495	10,297	56,792
Other	8,786	608	9,394
Total	$198,557	$45,268	$243,825

	Three Months Ended September 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$132,438	$21,939	$154,377
Private Label	14,360	8,137	22,497
Other	4,926	513	5,439
Total	$151,724	$30,589	$182,313

	Nine Months Ended September 30, 2026
	Americas	International	Consolidated
Vita Coco Coconut Water	$399,231	$88,645	$487,876
Private Label	97,795	30,462	128,257
Other	22,162	1,449	23,611
Total	$519,188	$120,556	$639,744

	Nine Months Ended September 30, 2025
	Americas	International	Consolidated
Vita Coco Coconut Water	$339,006	$54,998	$394,004
Private Label	50,242	19,118	69,360
Other	17,037	1,592	18,629
Total	$406,285	$75,708	$481,993

5. INVENTORY
Inventory includes raw materials, packaging, finished goods, and work-in-process inventories. A new work-in-process category was added during 2026 as a result of the Company's acquisition of Copra and its manufacturing operations in Thailand.

	September 30, 2026	December 31, 2025
Raw materials and packaging	$4,060	$5,353
Finished goods	100,697	106,115
Work-in-process	6,539	—
Total Inventory	$111,296	$111,468
6. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

September 30, 2026
Balance at December 31, 2025	$7,791
Goodwill acquired	102,384
Balance at September 30, 2026	$110,175
The Company's goodwill is allocated to the Americas reporting unit. During the nine months ended September 30, 2026, the Company recognized $102,384 of goodwill in connection with its acquisition of Copra. The goodwill acquired represents expected synergies from combining the operations of the Company and Copra, including the expansion of the Company's private label capabilities, the addition of vertically integrated manufacturing capacity in Thailand, and future growth opportunities arising from the acquired business. The purchase price allocation remains preliminary and the amount of goodwill recognized may change during the measurement period as the Company finalizes the fair values of the assets acquired and liabilities assumed. Certain goodwill balances are deductible for income tax purposes; however, the goodwill recognized in connection with the Copra acquisition is not expected to be deductible for income tax purposes. No goodwill impairment charges have been recognized through September 30, 2026 in accordance with ASC Topic 350 - Intangibles, Goodwill & Other.
In connection with the Copra acquisition, the Company recognized customer relationship, trade name and trademarks intangible assets. The following table summarizes the gross carrying amounts and accumulated amortization of the Company's intangible assets by major class as of September 30, 2026.

	September 30, 2026
Intangible Asset	Fair Value	Accumulated Amortization	Net	Useful Life
Private label customer relationships	$87,000	$(842)	$86,158	20 years
Retail customer relationships	2,700	(44)	2,656	12 years
Private label trade name	7,600	(98)	7,502	15 years
Retail trademarks	10,800	—	10,800	Indefinite
Total identifiable intangible assets	108,100	(984)	107,116
Amortization expense of $984 associated with intangible assets was recorded for both the three and nine months ended September 30, 2026, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations.

As of September 30, 2026, the estimated future expense for amortizable intangible assets is as follows:

Fiscal Years
2026 (excluding the nine months ended September 30, 2026)	$1,270
2027	5,082
2028	5,082
2029	5,082
2030	5,082
Thereafter	74,718
$96,316
7. DEBT
Credit Facility
In May 2020, the Company entered into a five-year credit facility with Wells Fargo Bank, National Association consisting of a revolving line of credit, which provides for committed borrowings of $60,000 (the "Credit Facility"). On February 14, 2025, the Credit Facility was amended, extending the maturity date five years to February 13, 2030. In connection with the amendment, the Company capitalized $90 of deferred financing costs, which are being amortized over the term of the facility. As of September 30, 2026, the unamortized deferred financing fees related to the revolver totaled $61 and are included in Other assets on the Company’s condensed consolidated balance sheet.
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
As of September 30, 2026 and December 31, 2025, the Company had no outstanding balance and $60,000 undrawn and available under its amended Credit Facility. The Company incurred no interest expense for the Credit Facility for the nine months ended September 30, 2026 and September 30, 2025, respectively. The unused commitment fee for the Credit Facility amounted to $19 and $19 for the three months ended September 30, 2026 and September 30, 2025, respectively. The unused commitment fee for the Credit Facility amounted to $57 and $54 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The Credit Facility is collateralized by substantially all of the Company’s assets.
The Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to, subject to various exceptions and qualifications: (i) incur liens; (ii) incur additional debt; (iii) sell, transfer or dispose of assets; (iv) merge with or acquire other companies; (v) make loans, advances or guarantees; (vi) make investments; (vii) make dividends and distributions on, or repurchases of, equity; and (viii) enter into certain transactions with affiliates. The Credit Facility also requires the Company to maintain certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum asset coverage ratio. As of September 30, 2026, the Company was compliant with all financial covenants.
8. COMMITMENTS AND CONTINGENCIES
Contingencies:
Litigation—The Company may engage in various litigation matters in the ordinary course of business. The Company intends to vigorously defend itself in such matters, based upon the advice of legal counsel, and is of the opinion that the resolution of these matters will not have a material effect on the condensed consolidated financial statements. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The

Company also discloses when it is reasonably possible that a material loss may be incurred. As of September 30, 2026 and December 31, 2025, the Company has not recorded any liabilities relating to such legal matters.
Business Risk—The Company imports finished goods predominantly from manufacturers located in South American and Asian countries. The Company may be subject to certain business risks due to potential instability in these regions.
Tariffs—In February 2026, the United States Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of such tariffs and to establish a process to refund amounts previously collected. As a result of this ruling, the Company is eligible to receive refunds of tariffs previously paid on qualifying imports. In April 2026, the Company filed refund claims with CBP related to eligible tariff payments made in prior periods. During the second quarter of 2026, the Company received $15,600, representing refunds of all claims submitted. The refunds were recognized as a reduction of cost of goods sold in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2026.
Major Customers—The Company’s customers that accounted for 10% or more of total net sales and total accounts receivable were as follows:

	Net sales		Accounts receivable
	Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025
Customer A	23%	20%	26%	9%
Customer B	22%	25%	20%	30%
Net sales include branded and Private Label products.
Major Suppliers—The Company’s suppliers that accounted for 10% or more of the Company’s purchases were as follows:

	Nine Months Ended September 30,
	2026	2025
Supplier A	19%	16%
Supplier B	10%	13%
Supplier C	10%	9%
9. DERIVATIVE INSTRUMENTS
The Company accounts for derivative instruments in accordance with the ASC Topic 815, Derivatives and Hedging ("ASC 815"). These principles require that all derivative instruments be recognized at fair value on each balance sheet date unless they qualify for a scope exclusion as a normal purchase or sales transaction, which is accounted for under the accrual method of accounting. In addition, these principles permit derivative instruments that qualify for hedge accounting to reflect the changes in the fair value of the derivative instruments through earnings or stockholders’ equity as other comprehensive income on a net basis until the hedged item is settled and recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. As of September 30, 2026 and December 31, 2025, the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.
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
The notional amount and fair value of all outstanding derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2026
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$103,179	$977	Derivative assets
Receive USD/pay EUR	73,633	645	Derivative assets
Receive USD/pay CAD	13,145	172	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$93,445	$(304)	Derivative liabilities
Receive THB/sell USD	54,924	(1,755)	Derivative liabilities

December 31, 2025
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets
Foreign currency exchange contracts
Receive BRL/sell USD	$21,769	$543	Derivative assets
Receive THB/sell USD	23,620	189	Derivative assets
Liabilities
Foreign currency exchange contracts
Receive USD/pay GBP	$39,878	$(854)	Derivative liabilities
Receive USD/pay EUR	27,531	(324)	Derivative liabilities
Receive USD/pay CAD	16,043	(329)	Derivative liabilities

The amount and location of realized and unrealized gains and losses of the derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
	2026	2025
Unrealized (loss)/gain on derivative instruments	$(2,083)	$2,391
Foreign currency gain/(loss)	$515	$(882)

	Nine Months Ended September 30,
	2026	2025
Unrealized gain on derivative instruments	$511	$6,275
Foreign currency gain/(loss)	$2,057	$(3,503)

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
10. FAIR VALUE MEASUREMENTS
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
Forward Currency Swap Contracts—See Note 9, Derivative Instruments. The Company’s valuation methodology for forward currency swap contracts is based upon third-party institution data.
Contingent Consideration Liability—See Note 3, Business Combination. The fair value of the liability was determined using a probability-weighted analysis based on projected financial performance, the probability of achieving specified earn-out thresholds, and a discount rate. Changes in these assumptions could materially affect the fair value of the liability.
The Company’s fair value hierarchy for those assets (liabilities) measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, is as follows:

	Level 1	Level 2	Level 3	Total
		Forward Currency Swaps/Contracts	Contingent Consideration
September 30, 2026	$—	$(265)	$(55,100)	$(55,365)
December 31, 2025	$—	$(775)	$—	$(775)
There were no transfers between any levels of the fair value hierarchy for any of the Company’s fair value measurements.
11. STOCKHOLDERS’ EQUITY
Common and Treasury Stock—Each share of Common Stock entitles its holder to one vote on matters required to be voted on by the stockholders of the Company and to receive dividends, when and if declared by the Company’s Board.
As of September 30, 2026 and December 31, 2025, the Company held 8,193,897 and 7,104,376 shares, respectively, in treasury stock.
On October 30, 2023, the Company's Board approved a share repurchase program (the "Repurchase Program") authorizing the Company to repurchase up to $40,000 of Common Stock. On April 28, 2025 and July 21, 2026, the Company's Board approved an additional $25,000 and $40,000, respectively, to the Repurchase Program, authorizing the Company to repurchase up to a total of $105,000 of the Company's Common Stock. There were no other changes made to the terms of the Repurchase Program for the quarter ended September 30, 2026. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program are placed in the Company's treasury shares. The extent to which the Company repurchases shares of Common Stock, and the timing of such repurchases, depends upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Repurchase Program has no time limit and may be suspended or discontinued at any time. The Company repurchased 690,630 shares under the Repurchase Program at a cost of $42,402 during the three months ended September 30, 2026. The Company repurchased 1,089,521 shares under the Repurchase Program at a cost of $62,410 during the nine months ended September 30, 2026. The Company repurchased 363,930 shares under the Repurchase Program at a cost of $11,269 during the year ended December 31, 2025. As of September 30, 2026, the Company had $18,517 remaining under the Repurchase Program.

In connection with the acquisition of Copra, the Company issued shares of its common stock to the former owners of Copra with an aggregate fair value of approximately $35,000 as of the acquisition date. The fair value of the shares issued was included as part of the consideration transferred in the business combination. See Note 3, Business Combination, for additional information regarding the acquisition.
12. STOCK-BASED COMPENSATION
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
The 2021 Plan became effective in connection with the IPO and serves as the Company's primary equity incentive plan. The 2021 Plan authorizes the grant of stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), dividend equivalents, stock payments, service-based restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), other incentive awards, stock appreciation rights ("SARs"), and cash awards. The Plan initially reserved 3,431,312 shares of Common Stock for issuance and provides for annual increases through 2031 of up to 2% of the Company's outstanding stock, subject to Board discretion. No more than 3,431,312 shares may be issued pursuant to ISOs. For the year beginning January 1, 2026, the Board elected not to increase the shares available for the 2021 Plan. As of September 30, 2026 and December 31, 2025, the Company had 2,725,794 and 2,941,343 shares, respectively, of Common Stock available for issuance upon the conversion of outstanding equity awards under the 2021 Plan. As of September 30, 2026, only stock options, RSUs, and PSUs have been granted under the 2021 Plan.
For the three and nine months ended September 30, 2026 and 2025, the Company recorded stock compensation costs totaling:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general & administrative expenses	$3,122	$2,975	$11,338	$8,123
Total stock compensation expense	$3,122	$2,975	$11,338	$8,123
Option Awards with Service-based Vesting Conditions
Most of the stock option awards granted under the 2014 Plan and 2021 Plan vest based on continuous service. The options awarded to the employees have differing vesting schedules as specified in each grant agreement. The following table summarizes the service-based stock option activity during the nine months ended September 30, 2026:

Number of Stock Options

Outstanding—December 31, 2025	2,873,396
Granted	—
Exercised	341,873
Forfeited or expired	1,065
Outstanding—September 30, 2026	2,530,458
Exercisable—September 30, 2026	2,195,236
The Company did not grant option awards in the nine months ended September 30, 2026.

Option Awards with Performance-based and Market-based Vesting Conditions
The Company also has outstanding stock option awards containing performance-based vesting conditions, subject to achievement of various performance goals by a future period, such as revenue and Adjusted EBITDA targets. The following table summarizes the performance-based stock option activity during the nine months ended September 30, 2026:

Number of Stock Options

Outstanding—December 31, 2025	1,144,436
Granted	—
Exercised	265,525
Forfeited or expired	—
Outstanding—September 30, 2026	878,911
Exercisable—September 30, 2026	878,911
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
PSUs are subject to achievement of various performance goals in the future, specifically net sales growth and Adjusted EBITDA targets. During the nine months ended September 30, 2026, the Company updated its assessments of the expected achievement of the performance conditions associated with certain PSU awards based on its evolving financial outlook and projected performance. As a result of changes in estimated vesting outcomes for certain awards, the Company revised its estimate of total compensation cost and recorded cumulative catch-up adjustments to stock-based compensation expense during the period to reflect the portion attributable to service rendered through September 30, 2026. The Company
23

will continue to monitor actual and projected performance relative to the applicable targets and adjust compensation expense, as necessary, over the remaining performance periods.

The following table summarizes the RSU and PSU activity for the nine months ended September 30, 2026:

	Number of RSU Awards	Number of PSU Awards
Non-vested - December 31, 2025	608,203	144,191
Granted	156,882	180,212
Vested	226,890	17,742
Forfeited/Cancelled	11,078	844
Non-vested - September 30, 2026	527,117	305,817
13. INCOME TAXES
For the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $8,611 and $6,676, respectively, in its condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $30,485 and $17,420, respectively, in its condensed consolidated statements of operations.

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

As of both September 30, 2026 and December 31, 2025, the Company recorded a liability of $89 for income tax uncertainties recorded in the Company's condensed consolidated balance sheet and consolidated balance sheet, respectively. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company does not expect its uncertain tax positions to change significantly over the next twelve months. The Company recognized interest and penalties related to income tax uncertainties of $0 and $6, respectively, in its condensed consolidated statement of operations for the nine months ended September 30, 2026 and 2025. The Company is subject to income tax examinations by the Internal Revenue Service ("IRS") and various state and local jurisdictions for the open tax years between December 31, 2022 and December 31, 2024.

On July 4, 2025, the U.S. enacted tax reform legislation through the passage of H.R.1, One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the 2017 Tax Cuts and Jobs Act, and repealing certain clean energy initiatives, in addition to other changes. The impact of these changes was not material to the Company's condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.
24

14. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:

Net income attributable to The Vita Coco Company, Inc.	$35,017	$24,003	$114,942	$65,793
Denominator:
Weighted-average number of common shares used in earnings per share—basic	57,453,252	56,850,812	57,274,270	56,879,627
Effect of conversion of stock options and RSUs	3,378,380	3,027,790	3,512,192	2,952,440
Weighted-average number of common shares used in earnings per share—diluted	60,831,632	59,878,602	60,786,462	59,832,067
Earnings per share—basic	$0.61	$0.42	$2.01	$1.16
Earnings per share—diluted	$0.58	$0.40	$1.89	$1.10
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average number of common shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options and restricted stock awards	—	201,443	4,708	250,878
15. SEGMENT REPORTING
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
25

Information about the Company’s operations by operating segment as of and for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$243,825	$182,313	$639,744	$481,993
Americas	198,557	151,724	519,188	406,285
International	45,268	30,589	120,556	75,708
Cost of goods sold	$151,148	$113,645	$369,942	$303,975
Americas	122,824	93,859	$293,240	$255,062
International	28,324	19,786	$76,702	$48,913
Gross profit	$92,677	$68,668	$269,802	$178,018
Americas	75,732	57,866	225,948	151,224
International	16,945	10,802	43,854	26,794

	As of September 30,	As of December 31,
	2026	2025
Total segment assets	$696,142	$461,318
Americas	479,805	302,185
International	216,337	159,133

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation:	2026	2025	2026	2025
Total gross profit	$92,677	$68,668	$269,802	$178,018
Less:
Selling, general, and administrative expenses	47,226	40,745	127,629	105,680
Income from operations	$45,451	$27,923	$142,173	$72,338
Less:
Unrealized (loss) gain on derivative instruments	(2,083)	2,391	511	6,275
Foreign currency loss	(887)	(1,411)	(2,432)	(349)
Interest income, net	1,231	1,776	5,252	4,794
Other (expense) income, net	(84)	—	(77)	155
Income before income taxes	$43,628	$30,679	$145,427	$83,213
Geographic Data:
The following table provides information related to the Company’s net sales by country, which is presented on the basis of the location that revenue from customers is recorded:

	Nine Months Ended September 30,
	2026	2025
United States	$492,636	$377,382
United Kingdom	72,021	50,851
All other countries(1)	75,087	53,760
Net sales	$639,744	$481,993
26

__________

(1)	No individual country is greater than 10% of total net sales for the nine months ended September 30, 2026 and 2025.
The following table provides information related to the Company’s property and equipment, net by country:

	September 30, 2026	December 31, 2025
Thailand	$15,838	$—
United States	6,050	$6,419
Singapore	1,929	2,224
United Kingdom	624	655
Property and equipment, net	$24,441	$9,298

16. RELATED PARTY TRANSACTIONS

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

17. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, investments in entities over which the Company does not have a controlling financial interest but has significant influence are accounted for using the equity method, with the Company’s share of earnings or losses reported in the condensed consolidated statements of operations.

Through one of its subsidiaries, the Company has a 60% joint venture interest in a company, Coco Ventures Limited, which provides for the development, marketing, distribution and branding of coconut water-based products under the Vita Coco brand in China. Coco Ventures Limited purchases coconut water products from the Company. The Company acquired this interest on August 2, 2024, the date on which the Company obtained significant influence, for $585 to be paid in cash within one year. Per the joint venture agreement, the Company shall contribute its portion of capital funding per the operational funding requirement of the joint venture's business operations. The Company recorded the initial investment in the joint venture upon cash payment. Since the Company is deemed not to have a controlling interest in Coco Ventures Limited, the Company’s investment is accounted for using the equity method of accounting in accordance with ASC 323. As of September 30, 2026, the Company recognized an investment of $587 in Coco Ventures Limited. This amount includes $104 contributed during 2025 and $483 that was contributed during the nine months ended September 30, 2026. Coco Ventures Limited commenced operations in February 2025. The equity method investment is recorded in other assets on the consolidated balance sheet.
18. LEASES
The Company leases office space in New York, London, and Singapore under non‑cancelable operating lease agreements. These leases are accounted for as operating leases pursuant to ASC 842 - Leases ("ASC 842").

The following table summarizes supplemental balance sheet information for the Company’s operating leases:

27

	Line Item in Balance Sheet	As of September 30, 2026	As of December 31, 2025
Operating lease right-of-use assets	Right-of-use assets, net	$10,337	$11,592
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	$1,569	$1,727
Non-current portion of operating lease liabilities	Operating lease liabilities, long-term	$12,119	$13,087

There were no new leases entered into and no material modifications in the existing lease agreements during the current period ended September 30, 2026.

19. SUBSEQUENT EVENTS

Stock Repurchase Program

Beginning October 1, 2026 and through October 21, 2026, the Company repurchased 138,495 shares under the Repurchase Program at a cost of $7,614. On a year to date basis through October 21, 2026, the Company repurchased a total of 1,228,016 shares at a cost of $70,024 and had $10,903 remaining under the Repurchase Program.
28

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

Our branded portfolio is led by our Vita Coco brand, which is the leader in the coconut water category in the United States, and also includes coconut oil, juice, and milk offerings. Our portfolio also includes PWR LIFT, a protein-infused fitness drink, and Copra-branded coconut water products acquired as part of our acquisition of Copra Inc. ("Copra"). Additionally, we supply Private Label products to key retailers in both the coconut water and coconut oil categories and generate revenue from bulk product sales to beverage and food companies.

As of September 30, 2026, we sourced our products from a diversified global network of third-party factories and co-packers, supported by coconut farmers across the world. In July 2026, we acquired Copra, Inc., including its manufacturing subsidiary, CB Coconuts Co., Ltd. in Thailand, providing us with vertically integrated manufacturing capabilities for Nam Hom coconut water in addition to our third-party supply network.

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
Recent Developments

On July 22, 2026, we completed the acquisition of Copra Inc., a super-premium Thai Nam Hom coconut water producer of private label and Copra branded products that owns and operates a factory in Thailand, which became a wholly owned subsidiary of the Company. We believe the acquisition enhances our supply chain capabilities and supports our long-term growth strategy. Additional information regarding the acquisition is included in Note 3, Business Combination.
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

•On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. Following the ruling, U.S. Customs and Border Protection ("CBP") established a process for importers to seek refunds of previously paid tariffs. We submitted claims for eligible tariff payments made in prior periods and, during the three months ended June 30, 2026, received tariff refunds totaling approximately $15.6 million. The refunds were recognized as a reduction of cost of goods sold and favorably impacted gross profit, operating income, net income, and diluted earnings per share for the nine months ended September 30, 2026. The refunds represent the recovery of tariffs paid in prior periods and provided a one-time benefit to our results during the quarter. The administration has announced its intent to impose additional tariffs under other statutory authorities. While tariffs announced to date have not had a material adverse impact on us, the scope, duration, and impact of future tariff policies remain uncertain and could adversely affect our business, financial condition, results of operations, and cash flows. We continue to monitor developments and may pursue pricing actions, sourcing modifications, and other cost-mitigation measures; however, there can be no assurance that such actions will fully offset the impact of future tariff changes or related economic effects.

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
Cost of Goods Sold
Cost of goods sold includes the costs of the products sold to customers, inbound and outbound shipping and handling costs, freight, duties and tariffs, shipping and packaging supplies, and warehouse fulfillment costs. As a result of the Copra acquisition, we are incurring costs to operate the Thailand production facility and associated costs of the Thailand operation.
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
Other (Expense) Income, Net
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
•Other—This product category consists of all other products, which includes Vita Coco product extensions beyond coconut water, consisting of coconut milk products, including Vita Coco Treats; and PWR LIFT product offerings; Vita Coco coconut oil; Copra-branded coconut water products; and other revenue transactions (e.g., bulk product sales). For these products, control is transferred upon customer receipt, at which point we recognize the transaction price for the product as revenue.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025, respectively:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$243,825	$182,313	$639,744	$481,993
Cost of goods sold	151,148	113,645	369,942	303,975
Gross profit	92,677	68,668	269,802	178,018
Operating expenses
Selling, general, and administrative	47,226	40,745	127,629	105,680
Income from operations	45,451	27,923	142,173	72,338
Other income (expense)
Unrealized (loss) gain on derivative instruments	(2,083)	2,391	511	6,275
Foreign currency loss	(887)	(1,411)	(2,432)	(349)
Interest income, net	1,231	1,776	5,252	4,794
Other (expense) income, net	(84)	—	(77)	155
Total other (expense) income	(1,823)	2,756	3,254	10,875
Income before income taxes	43,628	30,679	145,427	83,213
Income tax expense	8,611	6,676	30,485	17,420
Net income	$35,017	$24,003	$114,942	$65,793

Net Sales
The following table provides a comparative summary of net sales by operating segment and product category:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Americas segment
Vita Coco Coconut Water	$143,276	$132,438	$10,838	8.2%	$399,231	$339,006	$60,225	17.8%
Private Label	46,495	14,360	32,135	223.8%	97,795	50,242	47,553	94.6%
Other	8,786	4,926	3,860	78.4%	22,162	17,037	5,125	30.1%
Subtotal	$198,557	$151,724	$46,833	30.9%	$519,188	$406,285	$112,903	27.8%
International segment
Vita Coco Coconut Water	$34,363	$21,939	$12,424	56.6%	88,645	54,998	$33,647	61.2%
Private Label	10,297	8,137	2,160	26.5%	30,462	19,118	11,344	59.3%
Other	608	513	95	18.5%	1,449	1,592	(143)	(9.0)%
Subtotal	$45,268	$30,589	$14,679	48.0%	$120,556	$75,708	$44,848	59.2%
Total net sales	$243,825	$182,313	$61,512	33.7%	$639,744	$481,993	$157,751	32.7%
For the three months ended September 30, 2026, consolidated net sales increased 33.7%, primarily driven by continued strong demand for Vita Coco Coconut Water across both the Americas and International segments as well as the addition of the Copra coconut water business. Vita Coco Coconut Water net sales increased 15.1%, with a case equivalents ("CE") volume increase of 15.8% driven by increased demand, particularly within the International segment. This was partially offset by lower net pricing in the Americas. Private Label net sales increased 152.4% and Other category net sales increased 72.8% driven by CE volume increases of 76.7% and 35.8%, respectively. Private Label net sales benefited from the inclusion of Copra's private label business along with strong continuing Private Label volume growth and Other category Net Sales benefited from the inclusion of Copra's brand and commodity sales.
For the nine months ended September 30, 2026, the consolidated net sales increased 32.7%, driven by strong growth in Vita Coco Coconut Water, increased organic growth in Private Label and the addition of the Copra business. Vita Coco Coconut Water net sales increased 23.8%, reflecting a 19.7% increase in CE volume. Private label net sales increased 84.9%, driven by CE volume growth of 58.9%. Other category net sales increased 26.7%.

Volume in Case Equivalents
The following table provides a comparative summary of the percentage change in our volume in CE for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, by operating segment and product category:

	Percentage Change - Three Months Ended September 30, 2026 vs. 2025
	Americas	International	Total
Vita Coco Coconut Water	8.5%	50.5%	15.8%
Private Label	109.9%	23.1%	76.7%
Other	34.9%	108.7%	35.8%
Total volume (CE)	22.5%	42.1%	26.5%

	Percentage Change - Nine Months Ended September 30, 2026 vs. 2025
	Americas	International	Total
Vita Coco Coconut Water	13.2%	52.5%	19.7%
Private Label	63.4%	48.8%	58.9%
Other	16.6%	(14.2)%	15.8%
Total volume (CE)	21.2%	51.0%	26.8%
Note: A CE is a standard volume measure used by management, which is defined as a case of 12 bottles of 330ml liquid beverages or the same liter volume of oil. We may have immaterial sales of raw materials at times that are treated as zero CEs for the purposes of these calculations.
Americas Segment
For the three months ended September 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by higher sales volume partly offset by net lower pricing. For the nine months ended September 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by the increase in CE volume driven by strong consumer demand, and by favorable pricing.
For the three months ended September 30, 2026, the increase in Private Label net sales was driven by an increase in CE volume, reflecting both the contribution from the Copra acquisition and strong organic growth from new and regained distribution and increased velocities. For the nine months ended September 30, 2026, the increase in Private Label net sales was similarly driven by an increase in CE volume, resulting from strong organic growth and the contribution from the Copra acquisition.
For the three months ended September 30, 2026, the increase in Other net sales was primarily driven by the contribution of Copra branded and commodity sales and CE volume growth in Vita Coco Treats. For the nine months ended September 30, 2026, the increase in Other net sales was similarly driven by CE volume growth in Vita Coco Treats and the contribution of Copra brand and associated commodities sales.
International Segment
For the three months ended September 30, 2026 and for the nine months ended September 30, 2026, the increase in Vita Coco Coconut Water net sales was primarily driven by strong volume growth in Europe, particularly in Germany and the U.K., coupled with favorable pricing.
For the three months ended September 30, 2026 and for the nine months ended September 30, 2026, the increase in Private Label net sales was primarily driven by the 23.1% and 48.8% increase, respectively, in CE volume in Europe due to very strong demand growth, coupled with favorable net pricing.
Net sales from Other products increased during the three months ended September 30, 2026 compared to the prior year periods, reflecting higher sales volumes across certain non-core product offerings. Net sales from Other products decreased slightly during the nine months ended September 30, 2026 compared to the prior year periods, reflecting lower sales volumes across certain non-core product offerings.

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Cost of goods sold
Americas segment	$122,824	$93,859	$28,965	30.9%	$293,240	$255,062	$38,178	15.0%
International segment	28,324	19,786	8,538	43.2%	76,702	48,913	27,789	56.8%
Total cost of goods sold	$151,148	$113,645	$37,503	33.0%	$369,942	$303,975	$65,967	21.7%
Gross profit
Americas segment	$75,732	$57,866	$17,866	30.9%	$225,948	$151,224	$74,724	49.4%
International segment	16,945	10,802	6,143	56.9%	43,854	26,794	17,060	63.7%
Total gross profit	$92,677	$68,668	$24,009	35.0%	$269,802	$178,018	$91,784	51.6%
Gross margin
Americas segment	38.1%	38.1%		0 bps	43.5%	37.2%		630 bps
International segment	37.4%	35.3%		210 bps	36.4%	35.4%		100 bps
Consolidated	38.0%	37.7%		30 bps	42.2%	36.9%		530 bps

For the three months ended September 30, 2026, the increase in cost of goods sold was primarily driven by higher CE volume, the inclusion of Copra, and higher domestic logistics costs, partially offset by lower tariff costs. For the nine months ended September 30, 2026, the increase in cost of goods sold was driven by higher CE volume, the inclusion of Copra, and higher domestic logistics, partially offset by lower tariff costs and reduced ocean freight expenses compared with the prior year period.
For the three months ended September 30, 2026, the increase in consolidated gross profit was primarily driven by higher volume sales, the inclusion of Copra, and the non-recurrence of tariffs that were incurred in the prior year period, partially offset by higher domestic logistics costs. For the nine months ended September 30, 2026, the increase in gross profit was primarily driven by higher volume sales, tariff refunds received during the period, lower tariff costs, favorable net pricing, lower ocean freight costs, and the inclusion of Copra, partially offset by higher domestic logistics.
Gross margin increased for the three months ended September 30, 2026, primarily due to the non-recurrence in 2026 of tariffs incurred in the prior year period, partially offset by lower net pricing, higher domestic logistics costs, and the dilutive impact of Copra. Gross margin increased for the nine months ended September 30, 2026, primarily due to the recognition of the tariff refunds, favorable pricing, and lower ocean freight and tariff costs, slightly offset by higher domestic logistics costs.
Operating Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Selling, general, and administrative	$47,226	$40,745	$6,481	15.9%	127,629	105,680	21,949	20.8%
Selling, General and Administrative Expenses

For the three months ended September 30, 2026, the increase in SG&A was primarily driven by $3.2 million of costs related to the acquisition of the Copra business, $1.0 million of amortization expense associated with intangible assets acquired in the Copra acquisition, higher people‑related expenses of $0.8 million associated with increased headcount and stock-based compensation, and a $0.7 million increase in sales related expenses. For the nine months ended September 30, 2026, the increase in SG&A was primarily driven by higher people-related costs of approximately $8.5 million associated with increased headcount and stock based compensation, a $5.3 million increase in marketing investments to support sales growth initiatives and expansion into new markets, $3.2 million of costs related to the acquisition of the Copra business, a distributor‑related expense increase of $2.1 million, and $1.0 million of amortization expense associated with intangible assets acquired in the Copra acquisition.

Other (Expense) Income, Net

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Unrealized (loss) gain on derivative instruments	$(2,083)	$2,391	$(4,474)	(187.1%)	$511	$6,275	$(5,764)	(91.9%)
Foreign currency loss	(887)	(1,411)	524	(37.1%)	(2,432)	(349)	(2,083)	596.8%
Interest income, net	1,231	1,776	(545)	(30.7%)	5,252	4,794	458	9.6%
Other (expense) income, net	(84)	—	(84)	n/m	(77)	155	(232)	(149.7%)
	$(1,823)	$2,756	$(4,579)	(166.1%)	$3,254	$10,875	$(7,621)	(70.1%)
Unrealized Gain (Loss) on Derivative Instruments
For the three months ended September 30, 2026, the change in fair value of our outstanding forward foreign currency exchange contracts was less favorable than in the prior year period, resulting in an unrealized loss compared to an unrealized gain in the prior year. This change was primarily driven by unfavorable movements in the fair values of Brazilian Real and Thai Baht hedge contracts.
For the nine months ended September 30, 2026, gains recognized on our outstanding forward foreign currency exchange contracts were lower than in the prior year period reflecting less favorable fair value adjustments in,Thai Baht hedge contracts. These impacts were partially offset by more favorable adjustments on Great British Pound, Euro, Brazilian Real, and Canadian Dollar hedge contracts.
Foreign Currency Loss
Foreign currency loss represents transaction losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The lower foreign currency loss recorded during the three months ended September 30, 2026 was primarily driven by favorable settlement on derivative contracts and remeasurement of foreign currency-denominated balances, partially offset by higher realized loss on operational foreign currency transactions. See "Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Risk" for further information. The foreign currency loss in the nine months ended September 30, 2026 was primarily driven by increased losses on operational foreign currency transactions and realized losses on foreign currency derivative contracts. This impact was partially offset by favorable changes in the remeasurement of foreign currency-denominated balances.
Interest Income, net
For the three months ended September 30, 2026, interest income decreased compared to the prior year period, primarily due to lower interest earned on cash investments as a result of reduced average cash balances following the acquisition of Copra, as well as lower interest rates.
For the nine months ended September 30, 2026, interest income increased compared to the prior year period, primarily attributable to approximately $0.6 million of interest received from the U.S. government related to tariff refunds. Higher average invested cash balances earlier in the year also, contributed to the increase, partially offset by lower interest rates and reduced cash balances following the acquisition of Copra.
Other (Expense) Income, net
For the three months ended September 30, 2026, the change in other income, net was immaterial. For the nine months ended September 30, 2026, the change in other income, net is due to the sale of intellectual property in the prior year period.

Income Tax Expense

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Income tax expense	8,611	6,676	$1,935	29.0%	$30,485	$17,420	$13,065	75.0%
Tax rate	19.7%	21.8%			21.0%	20.9%
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
For the nine months ended September 30, 2026 and 2025, our effective tax rate was 21.0% and 20.9%, respectively. The effective tax rate for the current period was consistent with the U.S. federal statutory rate of 21.0%, primarily due to the geographic mix of earnings across jurisdictions and the offsetting impact of tax credits, state taxes, and other permanent tax items. The effective tax rate was consistent with the prior year period as the overall impact of these items remained relatively unchanged year over year.
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
A reconciliation from net income to EBITDA and Adjusted EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income	35,017	24,003	114,942	65,793
Depreciation and amortization	1,493	228	2,458	636
Interest income, net	(1,231)	(1,776)	(5,252)	(4,794)
Income tax expense	8,611	6,676	30,485	17,420
EBITDA	43,890	29,131	142,633	79,055
Stock-based compensation (a)	3,122	2,975	11,338	8,123
Unrealized loss (gain) on derivative instruments (b)	2,083	(2,391)	(511)	(6,275)
Foreign currency loss (b)	887	1,411	2,432	349
Acquisition-related costs (c)	3,174	—	3,174	—
Other adjustments (d)	—	1,264	—	2,886
Adjusted EBITDA	$53,156	$32,390	159,066	$84,138

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
(c)Acquisition-related costs represent transaction, advisory, legal, accounting, valuation, and other professional fees incurred in connection with the acquisition of Copra.
(d)The three and nine months ended September 30, 2025 included $0.6 million and $1.8 million, respectively, related to a one-time incentive program established in 2023 and measured based on full-year 2025 performance, and $0.4 million and $1.1 million, respectively, of overlapping rent expense associated with our new New York City office, and $0.2 million of impairment loss related to the sale of Runa. The three months ended September 30, 2025 also includes $0.1 million of provision for credit losses related to the partially recovered prepaid inventory from a supplier recorded in the first half of 2025 (refer to the Form 10-K and the Form 10-Q for the quarterly period ended June 30, 2025 for further details). The nine month period was partially offset by $0.1 million of partial recoveries of prepaid inventory from a supplier (refer to the Form 10-K for further details) and a $0.2 million gain from a sale of intellectual property.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through cash generated from our business operations and proceeds on borrowings through our credit facilities and term loans. We had $152.0 million and $196.9 million of cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. From time to time, we may supplement our liquidity needs with incremental borrowing capacity under the Credit Facility.

As earlier disclosed, on July 22, 2026, we completed the acquisition of Copra Inc., a super-premium Thai Nam Hom coconut water producer of private label and Copra branded products, that owns and operates a factory in Thailand. The initial consideration for this transaction was $182.6 million, including $147.6 million in cash and $35.0 million paid in our Common Stock at the date of closing. The initial purchase price is subject to customary closing adjustments, with additional earnout consideration to be paid in 2029 based on 2028 financial performance with a minimum of $45 million and maximum of $100 million, which will be payable in a combination of cash and our Common Stock. The closing cash consideration of $147.6 million was funded with cash on hand.
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

Cash Flows
The following tables summarize our sources and uses of cash:

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percentage
($ in thousands)
Cash flows provided by (used in):
Operating activities	$151,942	$51,069	$100,873	197.5%
Investing activities	(140,056)	(4,921)	(135,135)	2746.1%
Financing activities	(56,282)	(7,931)	(48,351)	609.6%
Effects of exchange rate changes on cash and cash equivalents	(475)	833	(1,308)	(157.0%)
Net increase in cash and cash equivalents	$(44,871)	$39,050	$(83,921)	(215)%
Operating Activities
Our main source of operating cash is payments received from our customers. Our primary use of cash in operating activities are for cost of goods sold and SG&A expenses.
During the nine months ended September 30, 2026, cash provided by operating activities increased $100.9 million compared to the nine months ended September 30, 2025. The increase was driven by a $58.8 million rise in net income, after adjusting for non-cash items, and a $42.0 million improvement in working capital, primarily attributable to inventory sales exceeding inventory purchases and timing of vendor payments. Net income benefited from $15.6 million in tariff refunds and $0.6 million of related interest income.
Investing Activities
During the nine months ended September 30, 2026, cash used in investing activities was $140.1 million compared to $4.9 million for the nine months ended September 30, 2025. Net cash used in investing activities increased during the nine months ended September 30, 2026, primarily due to the acquisition of the Copra business in July 2026, offset by the absence of leasehold improvements related spend on our new offices during the nine months ended September 30, 2025.
Financing Activities
During the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, net cash used by financing activities increased by $48.4 million, primarily driven by an increase in share repurchase driven by both higher price per share and the number of shares acquired in the nine months ended September 30, 2026 compared to the prior year period, partially offset by increased proceeds from the exercise of stock options. See Note 11, Stockholders' Equity, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further discussion on share repurchases.
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
There were no drawn amounts on the Credit Facility as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we were compliant with all financial covenants.

For additional information, see Note 7, Debt, in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Form 10-K and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed in the Form 10-K, except for the addition of business combination accounting and the related valuation of acquired assets and liabilities associated with the acquisition of the Copra business, which is discussed below.
Business Combinations
In connection with the acquisition of the Copra business on July 22, 2026, we recorded a preliminary purchase price allocation under ASC 805. Accounting for business combinations requires us to make significant estimates and assumptions in determining the fair value of acquired assets and assumed liabilities, including identifiable intangible assets, inventory, property and equipment and contingent consideration.The most significant assumptions used in these valuations include projected revenues and profitability, customer attrition rates, royalty rates, discount rates, including the weighted average cost of capital, and the probability and timing of achieving performance metrics associated with contingent consideration arrangements. The preliminary purchase price allocation remains subject to refinement during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date. Changes in these estimates and assumptions could result in adjustments to the value of acquired assets and assumed liabilities, including goodwill, and could affect future depreciation, amortization, and contingent consideration expense.
Contractual Obligations and Commitments
Other than the contingent consideration payable in 2029 in connection with the acquisition of Copra, which has a minimum of $45.0 million and a maximum of $100.0 million and may be paid in cash, shares of our Common Stock or a combination thereof at our discretion, there have been no material changes to our contractual obligations from those described in the Form 10-K.
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
As of September 30, 2026 and December 31, 2025, the outstanding amounts related to our Credit Facility incur interest fees at variable interest rates and are affected by changes in the general level of market interest rates. However, there was no outstanding balance on the Credit Facility as of September 30, 2026 and December 31, 2025.

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
The total notional values of our forward exchange contracts were $338.3 million and $128.8 million as of September 30, 2026 and December 31, 2025, respectively. The increase in notional value was primarily attributable to additional layered hedges of forecasted Brazilian real, British pound, Euro and Thai baht exposures. The derivatives on the forward exchange contracts resulted in an unrealized gain of $0.5 million for the nine months ended September 30, 2026. We estimate that a 10% strengthening or weakening of the U.S. dollar would have resulted in an approximately $26.3 million gain or loss on our outstanding forward exchange contracts as of September 30, 2026.
A portion of our cash and cash equivalents are denominated in foreign currencies. As of September 30, 2026, a 1% change in the value of the U.S. dollar compared to foreign currencies would have caused our cash and cash equivalents to decrease or increase by $0.3 million.
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
In the nine months ended September 30, 2026, general inflationary pressures continue to increase the other elements of our cost of goods and operating expenses. In addition, during 2025, the U.S. government implemented a universal baseline tariff of 10%, plus significant additional country-specific reciprocal tariffs, including increased rates of approximately 20% for our Asian sourcing countries, and 50% for Brazil (including the baseline 10% rate previously announced). In November 2025, relief was granted for certain agricultural products, including tariff codes applicable to coconut water products, and a waiver was issued for incremental tariffs on coconut water imports from Brazil, which significantly reduced the tariff burden on the majority of our portfolio. Certain miscellaneous tariffs, however, remain in effect.
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
Credit Risk
We are exposed to concentration of credit risk from our major customers. In the nine months ended September 30, 2026, sales to two customers represented approximately 45% of our consolidated net sales. We have not experienced credit issues with these customers. We maintain provisions for potential credit losses and evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts and customer credits need to be recorded. Significant economic disruptions or a slowdown in the economy could result in significant additional charges.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not currently a party to any material legal proceedings, including any such proceedings that are pending or threatened, of which we are aware.

Item 1A. Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. This section contains forward-looking statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Summary Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•a reduction in demand for and sales of our coconut water products or a decrease in consumer demand for coconut water generally;

•interruptions with our supply chain, including inflation and tariffs, environmental factors or supplier disputes, may result in increased shipping expenses and cost increases for our products, and adverse impacts on our distributor and retail customers’ ability to deliver our products to market;

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

•our ability to successfully make acquisitions and integrate newly acquired businesses or products in the future, including successfully realizing expected synergies and retaining key personnel of acquired businesses;

•risks associated with owning and operating manufacturing facilities, including capital expenditure requirements, fixed cost obligations, poor use of capacity, regulatory requirements, and operational challenges;

•climate change, or measures taken to address climate change, may negatively affect our business and operations;

•our dependence on and ability to retain our senior management;

•our suppliers' and manufacturing partners' compliance with ethical business practices or applicable laws and regulations;

•risks associated with the international nature of our business, including foreign exchange volatility;

•risks associated with sustainability and corporate social responsibility and our status as a public benefit corporation, including any new requirements for public reporting;

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

•risks associated with changes in U.S. trade policy, including the imposition of new and revised tariffs on countries which are a principal source of our supply, and uncertainties as they relate to consumer litigation and customer discussions related to tariff refunds;

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

Our Vita Coco branded coconut water accounted for 73% and 76% of our revenue for the three and nine months ended September 30, 2026, respectively. We expect that sales of our coconut water will continue to constitute a significant portion of our revenue, income and cash flow for the foreseeable future. Any material negative change to consumer demand for our products or coconut water generally or failure to grow the coconut water category could materially and adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the risk of overly relying upon a few large customers (whether serviced directly or through distributors) in a particular market due to the concentration that exists in retail ownership in our key markets and our significant Private Label business with several large retailers. Our acquisition of Copra could increase this concentration risk because Copra's business is heavily dependent on Private Label sales to a small number of large retail customers, and the loss of, or significant reduction in purchases by, any such customer could adversely affect our revenue and profitability. We cannot be certain that consumer and retail customer demand for our other existing and future products will expand to reduce this reliance on coconut water and allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting demand or sales of our coconut water or coconut water generally or a negative decision by a major retailer, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, one of our significant customers discontinued the Private Label coconut oil supply relationship in early 2024, and we also experienced an impact in Private Label coconut water net sales in 2025 with this customer due to the loss of some regions that we previously serviced for this customer. However, this customer requested to restart supply in early 2026 for one of those lost regions. We will continue to service their needs if we are asked and it aligns with our long-term margin targets. Generally, the Private Label business is rebid regularly, and adjustments are often made to the regional areas serviced, or a complete transfer of the business to another supplier. These changes can be abrupt and difficult to predict.

If we encounter problems or interruptions with our supply chain, our costs may increase and our or our customers’ ability to deliver our products to market could be adversely affected, impacting our business and profitability.

Our supply chain is heavily reliant on third-party partners, and our success is dependent upon our ability to maintain our relationships with existing partners and enter into new arrangements in the future. Any changes to the relationships with our existing partners, including deprioritizing or experiencing delays in our production, or terminating the relationship could adversely affect our business. Furthermore, if we need to find alternative or new manufacturing or co-packing partners, for example, to increase or replace capacity, we would need to spend a significant amount of time and resources to ensure the new partners can meet our standards for quality control and have the necessary capabilities, responsiveness, high-quality service and financial stability, among other things, that align with our values and mission. We may need to assist any such manufacturing or co-packing partners in purchasing and installing packaging and processing capability, which may further delay and increase the financial costs of including them in our supply network and increase the financial risk of those relationships. Although we do not rely on our co-packing partners for the sourcing of raw materials, we face similar risks related to the operations and quality of services provided by such partners. Continued growth in demand could require the addition of new capacity and partners and there is no guarantee that such additions will be as cost competitive as our current suppliers. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, we may not have the ability to pursue our growth strategy, our sales may decrease, and our business, financial condition, results of operations and cash flows may be materially adversely affected. The supply risks can be mitigated by planning capacity greater than expected demand, but there is no guarantee that excess capacity will be available to meet any supply disruptions or excess demand.

Our independent shipping partners transport our products from the country of origin or from our domestic co-packing partners, which are then received by, and subsequently distributed from, our third-party warehousing and fulfillment service providers to our distributors and retail-direct customers by our third-party transportation partners or customer pickup. We depend in large part on the orderly operation of this receiving and distribution process from these third-party partners, which depends, in turn, on timely arrival of products from ports or co-packers, availability of outbound and inbound shipping, real-time tracking information on our products’ location, and effective operations at the warehouses or distribution centers and the ports through which our products flow. In addition, certain of our products require temperature-controlled transportation, warehousing and distribution throughout the supply chain, which involves additional costs, complexity and risk of cold-chain failure compared to our shelf-stable products. Any increase in transportation costs (including increases in fuel costs), increased shipping costs or shipping transit times, increased warehouse costs, issues with overseas shipments or port or supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, decreased warehouse availability including due to labor shortages, and unexpected delivery interruptions or delays may increase the cost of, and adversely impact, our logistics, and our ability to provide quality and timely service to our distributors or retail-direct customers. The inability to fulfill or any delays in processing customer or consumer orders from the warehousing or fulfillment centers of our providers, or any quality issues could result in the loss of consumers, retail partners or distributors, or the issuances of penalties, refunds or credits, and may also adversely affect our reputation.

Additionally, external events beyond our control may affect and cause interruptions or delays in our supply chain. Disruptions in operations due to natural or man-made disasters, inclement weather conditions, accidents, system failures, power outages, political instability, physical or cyber break-ins, server failure, work stoppages, slowdowns or strikes by employees, acts of terrorism, the outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics and other unforeseen or catastrophic events could damage the facilities of our supply chain partners or render them inoperable, affect the flow of product to and from these centers, or impact our ability to manage our partners, making it difficult or impossible for us to process customer or consumer orders for an extended period of time. We could also incur significantly higher costs and longer lead times during the time it takes for our supply chain to react and normalize.

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

Maintaining adequate inventory requires significant attention to and monitoring of: market trends, local market demands; performance of our raw material suppliers and manufacturers, our logistics suppliers and distributors; the impact of tariffs and trade restrictions; and the collection of data to enable efficient forecasting and inventory management. Although we seek to forecast and plan our product needs sufficiently in advance of anticipated requirements to facilitate reserving production time at our manufacturing and co-packing partners, and arranging for the availability and supply of packaging and ingredient materials, our product takes many weeks to arrive at our warehouses from our manufacturing partners, which reduces our flexibility to react to short term or unexpected consumer demand changes, or changes in transit times, as it can require planning as much as six months in advance to coordinate all materials for production. As we expand our operations, it may be more difficult to effectively manage our inventory as the complexity increases. In any cases where consumers might not have access to our products, our reputation and brands could be harmed, and consumers may be less likely to recommend our products in the future. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The coconuts from which our products are sourced, and the harvesting and transportation of them to our manufacturing partners, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, typhoons, pestilence and other shortages and disease, as well as political events and other conditions which can adversely impact quantity and quality, leading to reduced coconut yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. Our manufacturing partners may have general difficulties in obtaining raw materials, particularly coconut derived products, due to our high quality standards. Our current manufacturing partners operate in the Philippines, Sri Lanka, Malaysia, Thailand, Brazil, Vietnam, and Indonesia, and source coconuts from owned trees and networks of many independent small farmers, while some of our co-packers operate in Mexico, the U.S., and the U.K. and source co-packing materials from these regions. In addition, following the Copra acquisition, a portion of our coconut supply used in Copra products is sourced from a single growing region in Thailand and is dependent on a specific coconut varietal, which may be subject to seasonal availability, local price volatility, unpredictable varietal-specific demand changes, and varietal-specific crop risks. Variations in the availability of this coconut variety might impact supply and cost of goods of Copra products and could result in product shortages, increased costs or an inability to meet demand for Copra products.

While we attempt to mitigate the risk for most of our coconut water products other than Copra by sourcing in multiple geographic areas, the supply of coconuts and other ingredients and materials may be particularly affected by any adverse events in these countries or regions. Any disruption in the ability of our manufacturing partners to source coconuts or other raw materials from their local suppliers to produce our finished goods would result in lower sales volumes and increased costs, and may have a material adverse effect on our business, financial condition, results of operations and cash flows if the necessary supply cannot be replaced in a timely manner or at all.

In addition, we also compete with other food and beverage companies in the procurement of coconut materials, including coconut water, and other raw materials, and this competition may increase in the future if consumer demand increases for these materials or products containing such materials, and if new or existing competitors increasingly offer products in these market sectors. If supplies of coconut materials and other raw materials, that meet our quality standards are reduced or are in greater demand, this could cause our expenses to increase and we or our manufacturing partners may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all.

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

Our financial performance is largely dependent on our Americas operating segment, which accounted for approximately 81% of consolidated total net revenue for the nine months ended September 30, 2026. Because the Americas segment is more mature and produces the majority of our operating cash flows, any slowdown or decline in this segment may adversely affect our business, financial condition, results of operations and cash flow. Our International segment may be unable to make up any significant shortfall if our Americas segment, specifically the U.S. market, were to slow or decline, and our business and financial results could be adversely affected.

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

Further, changes in business conditions, pandemics, governmental regulations and other factors beyond our control that we do not presently anticipate could affect our manufacturing and co-packing partners’ ability to receive components from our existing or future suppliers of such materials or the availability of such components generally. New, increasingly stringent, revised or conflicting environmental and sustainability-related laws, regulations and expectations, including related to extended producer responsibility or the use of certain substances in food packaging such as per- and polyfluoroalkyl substances, may increase compliance burdens and costs for us and for our co-packing partners in our global supply chain and in markets imposing such rules. The unavailability of any components for our suppliers could result in production delays and idle manufacturing facilities which may increase our cost of operations and render us unable to fulfill customer orders in a timely manner. In addition, quality issues with packaging materials or packaging processes, could result in the need to replace inventory produced, resulting in increased costs.

We are dependent on distributor and retail customers for most of our sales, and our failure to maintain these relationships or further develop our sales channels could harm our business, financial condition, results of operations and cash flows.

We derive a significant portion of our revenue from our network of domestic and international distributors and retail customers (whether serviced directly or through distributors), including club stores, major mass merchandisers, online marketplaces such as Amazon, drug store chains, supermarkets, independent pharmacies, health food stores, and other retailers. In addition, our two largest customers accounted for approximately 23% and 22%, respectively, of our total net sales as of September 30, 2026. No other customer or distributor represented more than 10% of our total net sales as of September 30, 2026. Our acquisition of Copra may further increase our customer concentration, as Copra derives a significant portion of its revenue from a small number of major retail customers, certain of which overlap with our existing key accounts.

A decision by either our largest retail customer or largest distributor, or any other major distributor or retail customer, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of product purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and have a material adverse effect on our business, financial condition, results of operations and cash flows. We have previously experienced reductions in significant Private Label business as a result of customer sourcing decisions and changes to their supplier allocations. In addition, following our acquisition of Copra, Inc., we have increased exposure to the Private Label business as Copra derives a significant portion of its revenue from Private Label sales to a limited number of large retail customers. The loss of, reduction in purchases by, or adverse changes in relationships with any such customers could adversely affect our business, financial condition, results of operations and cash flows. Private Label relationships are often subject to changes in retailer purchasing strategies, supplier selection decisions, regional reallocations and pricing pressures, which may result in significant fluctuations in demand and revenue that are difficult to predict. In addition, any store closings or changes in retail strategy by our retail customers, particularly our largest retail customer, could reduce the number of stores or regions carrying our products, or stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any negative change in our relationship with our largest distributor and retail customer or other customers occurs, any other disputes with key customers arise, if we were to lose placement and support of any of our key customers or if any of our key customers consolidate and/or gain greater market power, our business, financial condition, results of operations and cash flows would be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers, particularly our largest distributor and retail customer, experience any operational difficulties or generate less traffic.

Although we aim to enter into long-term agreements with distributors, and historically have renewed, amended or extended them as needed, we cannot guarantee that we will be able to maintain or extend these contractual relationships in the future or that we will be able to do so on attractive terms. If any agreement with a key distributor is terminated or if the performance of such distributor deteriorates, we cannot guarantee that we will be able to find suitable replacement partners on favorable terms, or at all. Distributor contracts also may require that we make payments to terminate or upon non-renewal, and there is no guarantee that the parties will agree on payment terms, or that we will be able to recoup such fees from any replacement distributors. We enter into pricing support and promotional arrangements with our distributors to encourage execution and pricing activity on our brands, and in some cases, offer diversion fees when product is shipped directly to a specific retailer in their geographic market. There is no guarantee that these arrangements will be effective, or that disputes will not arise as to the sharing of the costs of such activity, which could impact our relationship with the distributors or impose additional costs on us.

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

We rely on our retailer partners’ continuing demand for our products whether supplied directly or supported through distributors and their support of our promotional programs. If our retail partners change their pricing and margin expectations, change their business strategies as a result of industry consolidation or otherwise, maintain and seek to grow their own private-label competitive offerings whether supplied by us or other suppliers, reduce the number of brands they carry or amount of shelf space they allocate to our products, or allocate greater shelf space to, or increase their advertising or promotional efforts for, our competitors’ products, our sales could decrease and our business, financial condition, results of operations and cash flows may be materially adversely affected.

Certain of our distributors or retail-direct customers may from time-to-time experience financial difficulties, including bankruptcy or insolvency. If our customers suffer significant financial or operational difficulty, they may reduce their orders from us or stop purchasing from us and/or be unable to timely pay the amounts due to us or at all, which could have a material adverse effect on our ability to collect on receivables, our revenues and our results of operations. It is possible that customers may contest their contractual obligations to us, whether under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition, results of operations and cash flows may be materially adversely affected. In addition, product sales are dependent in part on high-quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers and ongoing support by distributors. Retailers or distributors that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. Consolidations among our customers would concentrate our credit risk and, if any of these retailers or distributors were to experience a shortage of liquidity or consumer behavior shifts away from their retail model or their service area, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular region increases the risk that if any one of them substantially reduces their purchases of or support for our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenue whether sold directly to retailers or through distributors.

Competition in the food and beverage retail industry is strong and presents an ongoing threat to the success of our business.

We operate in a highly competitive market, which includes large multinational companies as well as many smaller entrepreneurial companies seeking to innovate and disrupt the categories in which we compete. As a category, coconut water competes for space with a wide range of beverage offerings. In particular, coconut water competes with functional refreshment, juices, energy drinks, ready to drink teas and coffees and other non-100% coconut water-based beverages, and many of these products are marketed by companies with substantially greater financial resources than ours. We also compete with a number of natural, organic, and functional food and beverage producers. We and these competing brands and products compete for limited retail, and food service customers and consumers. In our market, competition is based on, among other things, brand equity and consumer relationships, consumer needs, product experience (including taste, functionality and texture), nutritional profile and dietary attributes, sustainability of our supply chain (including raw materials), quality and type of ingredients, distribution and product availability, retail and foodservice and e-commerce customer relationships, marketing investment and effectiveness, pricing competitiveness and product packaging.

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

We expect competition in the natural, organic and functional food and beverage industry to continue to increase. The success of the coconut water category in our major markets, increases the likelihood of new competitors entering or expanding their distribution focus. If we fail to compete successfully in this market, our business, financial condition, results of operations and cash flows would be materially and adversely affected.

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

A key element of our growth strategy depends on our ability to develop and market new products, product extensions and improvements to our existing products that meet our standards for quality and appeal to consumer preferences. In addition, our acquisition of Copra has expanded our product offerings to include non-water coconut formats such as coconut meat, nectar and purée, which are in earlier stages of market development and in which we have limited historical operating experience. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes to meet these consumer needs while complying with applicable governmental regulations, the ability to obtain patents and other intellectual property rights and protections for commercializing such innovations and developments, the ability of our supply chain and production systems to provide adequate solutions and capacity for new products, and the success of our management and sales and marketing teams in designing, branding and packaging, introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in our growth, sales and profitability. There is no guarantee that each innovation we launch will reach our goals and be successful, and many will require iteration and development to have a chance of success. Discontinuing products that have not reached sufficient scale to be viable long term or where consumer demand is decreasing, may result in decreased sales, disappointed customers and unexpected costs. Additionally, the development and introduction of new products requires research, development and marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

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

Pandemics, epidemics, or other widespread public health events could disrupt our business and supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

Pandemics, epidemics or other widespread public health events, as well as related government measures or other global trade disruptions resulting therefrom, could adversely affect consumer confidence and spending, our customers and the availability and demand for our products. Such events could disrupt the operations of our production facility in Thailand, or those of our manufacturing, co-packing, logistics or other supply chain partners, resulting in product shortages, inventory losses, shipment delays or higher costs. Because our supply chain depends on ocean freight to ship our products from source countries to end-use markets, disruptions to ocean freight and container availability could further impair our ability to meet customer demand. Any of these events could materially adversely affect our business, liquidity, financial condition, results of operations and cash flows.

We may not be successful in our efforts to make acquisitions and successfully integrate newly acquired products or businesses.

We have in the past pursued and intend in the future to consider opportunities to acquire other products or businesses that may strategically complement our portfolio of brands and expand the breadth of our markets or customer base. For example, in July 2026, we acquired Copra, a business focused on premium cold-chain coconut water products, specializing in private label products, and with operations that include a production facility in Thailand. We may be unable to identify suitable additional targets, opportunistic or otherwise, for acquisition in the future at acceptable terms or at all. In addition, exploring acquisition opportunities may divert management attention from the core business and organic innovation and growth, which could negatively impact our business, financial condition, results of operations and cash flows. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms consistent with any debt agreements existing at that time and our ability to negotiate acceptable pricing and terms. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges and could also create dilution to shareholders among other potential impacts.

The success of completed and future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The Copra acquisition also significantly increased the size of our workforce and our reliance on employees located outside the U.S., which may increase the complexity and costs of managing our personnel, culture, controls and compliance obligations. In connection with the Copra acquisition, we are undertaking integration activities across multiple countries and time zones, and multiple functions, including operations, supply chain, quality, finance, accounting, and human resources. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, litigation, tax costs or inefficiencies, or inconsistencies in standards, controls or policies, any of which could adversely affect our ability to maintain the appeal of our brands and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits or synergies of such acquisitions and could harm our financial performance. We may also be unable to retain or effectively transition key personnel of an acquired business, including founders or employees with important customer, supplier, manufacturing, technical or operational relationships, and any such failure, or our inability to effectively replicate their institutional knowledge and relationships, could diminish the value of an acquired business and adversely affect our ability to realize the anticipated benefits of the acquisition.

Further, the acquisition of a product or business may cause us to further deviate from our historically fixed-asset light business model if we acquire production capabilities and facilities in connection therewith, including assuming ownership and operation of manufacturing plants, equipment and real property in foreign jurisdictions, and as a result could increase our fixed costs, capital expenditure requirements and overall costs of operation.

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

The Copra acquisition represents a change to our operating model because we have not historically owned or operated any manufacturing facilities. Through the acquisition of Copra, we now own and operate a manufacturing facility and related real property in Ratchaburi, Thailand, dedicated to producing Copra’s products, including its private label production, and now will be sourcing coconuts from farmers and coconut collectives to support that production. The ownership and operation of manufacturing facilities involves risks and challenges that we have not historically faced under our asset-light supply chain model. These risks include, among others: management expertise in operating manufacturing and distribution facilities; permitting and environmental risks; health and safety risks of personnel; availability of labor; significant capital expenditure requirements to maintain, upgrade or expand our facility and equipment; fixed cost obligations that may not be fully offset by revenue in periods of reduced demand or production disruptions; ability to comply with food safety and manufacturing standards; the risk that our facility may be damaged or rendered inoperable by natural disasters, fire, equipment failure, power outages, labor disputes or other events; environmental, health and safety liabilities and compliance costs associated with owning and operating a manufacturing plant; the need to recruit, train and retain a skilled manufacturing workforce in a foreign jurisdiction; ability to comply with Thai tax and customs regulations; and idle capacity costs if production volumes do not meet expectations. Unlike our historical reliance on third-party manufacturers and co-packers, where we could reallocate production among multiple partners, the concentration of production in a single owned facility for the Copra products limits our flexibility to shift volume in the event of a disruption. In addition, operating a manufacturing facility requires capabilities and expertise that differ from those required to manage an outsourced supply chain, and we may encounter difficulties in developing and maintaining these operational capabilities. Becoming a purchaser of whole coconuts exposes us more directly to fluctuations in coconut prices and local growing conditions, which might impact supply. The Copra factory uses the coconuts for coconut water and for other coconut products, which helps share the overhead and coconut costs across multiple products. Any failure to successfully optimize usage of the whole coconut might increase our costs for Copra’s coconut water business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As the direct owner and operator of the Thailand facility, we are subject to both U.S. FDA requirements for imported food products and Thai Food and Drug Administration requirements for local manufacturing operations. Compliance with these overlapping regulatory frameworks may increase our costs and operational complexity. We may also have assumed regulatory liability for pre-acquisition compliance issues at the facility, including unresolved regulatory observations or product safety concerns predating our ownership, and any failure to identify or remediate inherited compliance issues could result in enforcement actions, operational disruptions, or reputational harm.

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

Following our acquisition of Copra, we may have greater exposure to climate-related disruptions affecting the Thailand manufacturing facilities and related infrastructure, including flooding, extreme weather events and other natural disasters, which could interrupt production, damage facilities, impair transportation routes, impact coconut yields and raw material quality, or increase operating costs.

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

If our independent suppliers and manufacturing partners, or the local farmers or other suppliers from which we or our manufacturing partners source the raw materials, do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations may be harmed.

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

We are subject to a number of risks related to doing business internationally, any of which could significantly harm our business. These risks include:

•facing difficulties, such as legal, regulatory, personnel, technological, consumer preference variation, and integration risks, as we operate in countries where we have limited experience or presence, expand our operations into countries in which we have no prior operating history, or directly own and operate foreign facilities, assets and workforces;

•restrictions on the transfer and repatriation of funds to and from foreign countries, including potentially negative tax consequences;

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

•political, economic, environmental, health-related or social uncertainty and volatility; including risks of expropriation, nationalization or other adverse governmental action affecting foreign-owned assets;

•the potential for substantial penalties, litigation and reputational risk related to violations of a wide variety of laws, treaties and regulations, including food and beverage regulations, anti-corruption regulations (including, but not limited to, the U.S. Foreign Corrupt Practices Act (“FCPA”), and the U.K. Bribery Act), local tax, land use, property ownership, labor and employment requirements, and data privacy laws and regulations (including the EU’s General Data Protection Regulation);

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

•the difficulty and costs of designing and implementing an effective control environment across diverse regions, operations and employee bases;

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

Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. We are a Delaware public benefit corporation which has placed additional requirements on our strategies and decision-making to meet our mission. See “-Risks Related to our Existence as a Public Benefit Corporation.” There has been increasing public focus by investors, customers, environmental activists, the media and governmental and non-governmental organizations on a variety of environmental, social and other sustainability matters. Our efforts to ensure we meet these standards rely on our leadership, contracts, internal and third-party audits and on continued monitoring of potential risks and solutions. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Additionally, if we fail to meet applicable standards or expectations with respect to these issues across any of our products and in any of our operations and activities or those of our third-party partners, such as manufacturers and co-packers, our reputation and brand image could be damaged, and our business, financial condition, results of operations and cash flows could be adversely impacted.

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

Selling food and beverages for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products we sell or involving our suppliers or manufacturers, could result in the discontinuance of sales of these products or cessation of our relationships with such suppliers and manufacturers, or otherwise result in increased operating costs, lost sales, regulatory enforcement actions or harm to our reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies would have to be paid from our cash reserves, which would reduce our capital resources. In addition, certain of our products, including the refrigerated and frozen coconut products produced at our facility in Thailand, require end-to-end cold-chain handling and are subject to heightened risks of spoilage, temperature excursion, reduced shelf life and product degradation during production, storage and distribution, any of which could lead to product recalls, food safety incidents, increased waste, and harm to our brands and reputation.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients and raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our manufacturing and co-packing partners, our distributors or our retail customers, depending on the circumstances, to conduct a recall in accordance with FDA regulations and comparable foreign laws and regulations, as well as other regulations and laws in the other jurisdictions in which we operate. Product recalls could result in significant losses due to their associated costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors, retail customers and shelf space or e-commerce prominence, and a potential negative impact on our ability to attract new customers and consumers, and maintain our current customer and consumer base due to negative consumer experiences or because of an adverse impact on our brands and reputation. The costs of a recall could exceed or be outside the scope of our existing or future insurance policy coverage or limits. While we maintain batch and lot tracking capability to identify potential causes for any discovered problems, there is no guarantee that in the case of a potential recall, we will effectively be able to isolate all product that might be associated with any alleged problem, or that we will be able to quickly and conclusively determine the root cause or narrow the scope of the recall. Our potential inability to effect a recall quickly and effectively, or manage the consumer and retailer communication in a way that mitigates concerns, might create adverse effects on our business and reputation, including large recall and disposal costs and significant loss of revenue.

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

Our products and operations are subject to federal, state and foreign government regulation and oversight both in the U.S. and abroad, and our failure to comply with applicable requirements, or to respond to changes in regulations applicable to our business could adversely affect our business, financial condition, results of operations and cash flows.

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

•recordkeeping procedures;

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

As a result of the Copra acquisition, we now directly own and operate a food manufacturing facility in Thailand whose products are imported into the United States. This facility is subject to the FDA’s foreign facility inspection authority under the Food Safety Modernization Act (“FSMA”), and any refusal or inability to permit an inspection could result in the suspension of our facility’s registration or the refusal of our products at the U.S. border. The facility has been subject to prior regulatory inspections that resulted in observations requiring remediation, and there can be no assurance that future inspections will not result in similar or more significant findings, including warning letters, import alerts, or automatic detention. We are also subject to FSMA’s Foreign Supplier Verification Program requirements and must maintain a valid biennial FDA registration for the facility. In addition, the facility is independently regulated by the Thai Food and Drug Administration and other Thai regulations, and non-compliance with local requirements could result in fines, operational restrictions, or facility shutdowns, independent of any U.S. regulatory action.

Furthermore, there are an increasing number of state and local regulations in the U.S. and regulations in international markets related to, among other things, beverage packaging, packaging composition, labeling requirements, container deposits, recycling, or beverage taxes. We anticipate that additional jurisdictions may adopt similar legislation or regulations, requiring us to continuously monitor applicable laws to ensure compliance. Any failure to comply with these laws or regulations correctly could result in a temporary halt in distribution of our products and other costs, affecting our business and profitability.

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

We also rely on various independent third-party certifications, such as certifications of our products as “organic,” to differentiate our products and Company from others. Maintaining these certifications requires us and our suppliers and manufacturing partners to comply with applicable requirements, and a failure to do so could result in the loss of certification and adversely affect our market position and business.

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

As of September 30, 2026, we derived 17% of our net sales from our International segment. In addition, we source all of our coconut water internationally. As such, we are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the FCPA, as well as economic sanctions, customs and export control laws, including those administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”), U.S. Customs and Border Protection (“CBP”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign officials-including officials of any government or supranational organization, foreign political parties and officials thereof, and any candidate for foreign political office-to obtain or retain business. It also requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions and maintain internal accounting controls to assure management’s control, authority, and responsibility over a company’s assets. OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, among other governmental authorities, administer and enforce various customs and export control laws and regulations, as well as economic and trade sanctions based on U.S. foreign policy and national security goals that target certain countries, regions, governments, businesses and individuals. These laws and regulations relate to a number of aspects of our business, including but not limited to the activities of our suppliers, distributors and other partners.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, sanctions, customs or export control laws, may also impose stricter or more onerous requirements than the FCPA, OFAC, CBP, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations or other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies we acquire. The risks of non-compliance with anti-corruption and related laws may be heightened where we directly own and operate foreign subsidiaries with substantial local workforces, as is the case with our Thailand manufacturing operations acquired through Copra, as compared to arrangements in which we engage independent third-party manufacturing partners. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions, customs or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our common stock.

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

Changes in U.S. trade policy, including the imposition of new and revised tariffs on our principal sourcing countries, may increase our costs and create significant uncertainty, and could continue to materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

In addition, following the February 2026 United States Supreme Court ruling striking down certain tariffs previously imposed under the IEEPA, the U.S. Customs and Border Protection ("CBP") established a process for importers to seek refunds of previously paid tariffs. We submitted claims for eligible tariff payments made in prior periods and, during the three months ended June 30, 2026, received tariff refunds totaling approximately $15.6 million, representing refunds of all claims submitted. Although we have received these refunds, uncertainty remains related to who is entitled to the refunds received, and to future tariff rates. There can be no assurance that the government or other plaintiffs will not contest, delay, or seek to recoup or offset any amounts refunded. Litigation relating to tariffs, including disputes over the legal basis for previously collected tariffs and the procedures governing refund claims and entitlement to refunds, could adversely affect our business, financial condition, results of operations and cash flows.
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

We use information technology systems, infrastructure and data in substantially all aspects of our business operations, and we are critically dependent on the integrity, security and consistent operations of these systems. We collect, process and store sensitive, personally identifiable and confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about us and our business partners and the secure processing, maintenance and transmission of this information is critical to our operations.

Our systems and those of our third-party vendors, service providers and business partners may be subject to damage or interruption from power outages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics and natural disasters, and our existing safety systems, data backup and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, costs and potential problems associated with the implementation of new or upgraded systems and technology, or with maintenance of existing systems, could disrupt our business and result in transaction errors, processing inefficiencies and loss of production or sales.

Our systems and those of our third-party vendors and business partners have experienced, and may continue to be vulnerable to, security incidents, including attacks by hackers (such as ransomware, phishing and other intrusions), computer viruses, social engineering, supply chain attacks, acts of vandalism, misplaced or lost data and human errors. Security incidents could also result from efforts by sophisticated organizations, including state-sponsored actors, or from errors or malfeasance of our personnel. The increase in effectiveness of AI tools may significantly increase the risks of third parties accessing our systems. If unauthorized parties gain access to our networks or databases, or those of our third-party vendors or business partners, they may be able to commit financial fraud or access, publish, delete or modify sensitive information, including personally identifiable information. Employees may also intentionally or inadvertently cause incidents that result in unauthorized release of personally identifiable or confidential information. Because techniques used to circumvent security systems are highly sophisticated, change frequently, and may originate from less regulated areas, we may be unable to address all possible techniques or implement adequate preventive measures for all situations.

Despite our employment of multiple defensive methods and cybersecurity programs, we and our third-party vendors and business partners may be unable to prevent all security breaches or react in a timely manner, particularly as cybercrime and hacking techniques constantly evolve. Future attacks could be successful and result in substantial liability. We are exposed to security risks outside of our direct control through our third-party vendor relationships, and our ability to monitor their data security is limited. While we maintain cyber insurance, we cannot ensure that it will be adequate to cover all costs and liabilities related to an incident. We have experienced spoofing and social engineering incidents in the past, engaged third-party forensic consultants, and implemented additional mitigation measures; however, there is no guarantee these steps will be sufficient. Our incident response and business continuity plans may not adequately address every type of incident or enable us to restore operations in a timely manner. Remote work environments may further increase vulnerability.

A failure to effectively incorporate emerging technologies, including artificial intelligence (“AI”), machine learning and automation, could reduce our ability to compete and operate efficiently. We have implemented and continue to expand the use of AI and machine learning in our operations, and while we have adopted an internal AI policy and governance measures, these controls may not prevent all associated risks, including increased governmental monitoring, compliance issues, data privacy risks, bias, discriminatory outputs, intellectual property concerns and potential litigation. Employees, contractors or third-party service providers may use AI tools in ways that result in unauthorized disclosure of confidential information, privacy violations or noncompliance with applicable laws and internal policies. The emergence of

AI has further increased the speed, sophistication and frequency of cybersecurity threats, including AI-enabled phishing, social engineering and automated intrusion attempts.

Any data security incident could result in financial losses, costly investigations and litigation, civil or criminal penalties, loss of consumer confidence and negative publicity that could adversely affect our business, reputation, financial condition, results of operations and cash flows. Evolving regulations, including the SEC’s cybersecurity disclosure requirements under Regulation S-K Item 106 and Form 8-K Item 1.05, create additional risks that we may not meet disclosure requirements in a timely manner.

A security incident resulting in unauthorized access to or loss of sensitive information could give rise to legal claims, regulatory investigations and liability under federal, state and foreign data protection and privacy laws, including recently enacted laws that create a private right of action for certain data breaches. The cost of investigating and responding to breaches and complying with notification obligations can be significant, and defending related litigation could be costly, divert management attention and harm our reputation. Insurance coverage may not be adequate, and changes in our insurance policies could adversely affect our financial condition. Our risks are likely to increase as we continue to expand and process increasing amounts of proprietary and sensitive data, and any delay in identifying breaches may lead to increased harm and legal exposure.

Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services, and increase our compliance costs and litigation risks.

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

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the U.S., including through consent orders requiring companies to implement comprehensive data security programs, as well as the enactment of the EU’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the U.K.’s transposition of GDPR into its domestic laws, which took effect September 2021, the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023 and expands the California Consumer Privacy Act (“CCPA”) of 2020, Virginia’s Consumer Data Protection Act, which also took effect January 1, 2023, and similar comprehensive privacy laws adopted in other states and jurisdictions including Colorado, Connecticut, and Utah. Additionally, Indiana, Montana, Oregon, Tennessee, Texas, Kentucky, Maryland, Minnesota, New Hampshire, New Jersey and Rhode Island have adopted similar laws that took effect in 2025 or will take effect at different dates through 2025 and 2026. As of mid-2026, more than 20 U.S. states have enacted comprehensive consumer privacy laws, creating a patchwork of compliance obligations with varying requirements regarding consumer rights, data processing restrictions and enforcement mechanisms. Additional U.S. states are considering passing similar data laws. On a federal level, the U.S. Congress has introduced several iterations of a federal comprehensive privacy law. If a federal privacy law passed, it would likely supersede the new state privacy laws and establish uniform privacy protections across the country.

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

Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal information, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition and results of operations. Further, these laws may require us to take on more onerous obligations in our contracts, add new provisions in data processing agreements ("DPAs") related to the processing of personal information, restrict our ability to store, transfer and process personal information or, in some cases, impact our ability to reach current and prospective customers, or to derive insights from data globally. Cross-border data transfers and the use of data transfer mechanisms now involve additional compliance steps. The EU-U.S. Data Privacy Framework, which currently provides a mechanism for lawful transfers of personal data from the EU to certified U.S. organizations, remains subject to legal challenge and the ongoing adequacy assessment by European authorities, and there can be no assurance that this framework will remain valid or available on its current terms. In the event any court or regulatory authority blocks personal information transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.

We rely on a variety of marketing techniques and practices to sell our products and to attract new customers and consumers, and we are subject to various current and future data protection laws and obligations that govern marketing and advertising practices. For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes specific requirements for commercial email messages in the U.S. Governmental authorities, including in the EU and the U.K., continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In addition, major web browsers have adopted or announced privacy-by-default settings that restrict or eliminate third-party cookies, which may limit the effectiveness of our digital marketing efforts and require us to develop alternative approaches to reach consumers. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, the uncertain and shifting regulatory environment and trust climate may prompt individuals to opt out of our collection of their personal information. Concern regarding our use of the personal information collected on our websites or via our marketing activities could impact sales of product. Additionally, certain new privacy laws require opt-ins rather than opt-outs for certain personal information, which could reduce some of the data we have historically been able to collect. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from purchasing our products.

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

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademarks are valuable assets that reinforce our brands and differentiate our products. We cannot assure you that we will be able to register and/or enforce our trademarks in all jurisdictions in which we do business, as the registrability of trademarks and the scope of trademark protection varies from jurisdiction to jurisdiction. In addition, third parties may adopt trade names or trademarks that are the same as or similar to ours, especially in jurisdictions in which we have not yet obtained trademark protection, thereby impeding our ability to build brand identity and possibly leading to market confusion. Trademark enforcement may be particularly challenging in certain markets where we source products and where legal frameworks and enforcement mechanisms for intellectual property protection may be less developed. In addition, our trademark applications may be opposed by third parties, our trademarks may otherwise be challenged, and/or the scope of any of our trademark registrations could be narrowed as a result of a challenge, or even canceled entirely. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion, negatively affect our brand recognition, or negatively affect consumers’ perception of our brands and products. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

In addition, the introduction of AI technologies into our business activities could expose our business to intellectual property risks. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by laws or regulations, and the use or adoption of third-party AI technologies into our business operations, products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, as well as potential liability to customers. Additionally, the use of generative AI tools by our employees, contractors or business partners could inadvertently incorporate third-party copyrighted content into our work product or result in the disclosure of our proprietary information, trade secrets or confidential data to AI platform providers.

Our ability to adopt, develop and deploy AI and other new technologies may affect demand for our products and impact our internal operations.

Our ability to adopt, develop, and deploy AI and other emerging technologies may affect demand for our products and the efficiency and reliability of our internal operations. We continue to evaluate and plan for implementation of AI tools for functions in our business, such as sales forecasting, demand planning, inventory and supply chain management, marketing analytics, customer service, and information management, and including tools that may process or rely on consumer information. The benefits of these technologies are uncertain, and the costs and risks may be significant. If we do not timely and effectively adopt or integrate these technologies, or if our competitors do so more quickly or successfully, our business, results of operations, financial condition, and prospects could be materially and adversely affected. The use of AI technologies by our customers, distributors, suppliers and other service providers could adversely affect our business relationships if we are unable to adapt to or interact with the resulting changes in logistical or business processes.

Because AI and other emerging technologies are complex and rapidly evolving, we may not be able to fully anticipate or mitigate all associated risks. Implementing appropriate safeguards, controls, monitoring, and human oversight may be costly and time‑consuming and may not prevent all harms. If our AI initiatives do not perform as expected, fail to deliver anticipated efficiencies or insights, produce unreliable or biased results, or give rise to privacy, security, ethical, or legal concerns, our brand and customer trust could be harmed, and our profitability could be negatively impacted and our competitive position could be weakened. The legal framework governing AI is rapidly evolving across international, federal and state jurisdictions, and new or expanded regulations may impose restrictions relating to risk assessments, documentation, human oversight and transparency that could increase our compliance costs or limit our use of certain AI capabilities. In addition, the EU’s Artificial Intelligence Act, which has begun to take effect on a phased basis, may apply to certain of our operations or those of our business partners in the EU, and a growing number of U.S. states have introduced or enacted AI-specific legislation, creating a fragmented compliance landscape. Furthermore, the SEC has indicated increased scrutiny of public-company statements regarding AI capabilities and use, and any overstatement of the benefits or deployment of AI in our public disclosures could expose us to claims of “AI-washing” and related regulatory or litigation risk. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

Risks Related to the Ability to Finance our Business and Our Indebtedness

We may require additional financing to achieve our goals, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support the growth of our business, to acquire new businesses, for working capital needs or to cover unforeseen costs and expenses. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business, required inventory investment, the performance and capital needs of the Copra manufacturing facility in Thailand, the number, complexity and characteristics of additional products or future manufacturing processes we require to serve new or existing markets, any proposed acquisitions and cost increases related to the integration of acquired products or businesses, any material or significant product recalls, any failure or disruption with our manufacturing and co-packing partners as well as our third-party logistics providers, the expansion into new markets, any changes in our regulatory or legislative landscape, particularly with respect to product safety, advertising, product labeling and data privacy, the costs associated with being a public company and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy and it is possible that our business could become more capital intensive. Although we believe various debt and equity financing alternatives will be available to us to support our capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements.

We may be unable to generate sufficient cash flow to satisfy our future debt service obligations, which would adversely affect our financial condition and results of operations.

Our credit facility with Wells Fargo Bank, National Association (the “Credit Facility”), matures in February 2030 and consists of a revolving line of credit that provides for committed borrowings of $60 million. As of September 30, 2026, we have no outstanding debt under our Credit Facility. Our ability to make principal and interest payments on and to refinance any indebtedness we incur in the future will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs including working capital needs or acquisition needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our future debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay vendor payments and capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

We generally operate with a small target cash balance, and when that level is exceeded, we invest any excess in interest generating investments with generally short maturities consistent with our projected cash business needs. Any change in interest rates could affect the income from our cash equivalent balance and such investments, and might impact the market value of such holdings.

Risks Related to the Ownership of Our Common Stock

Concentration of ownership of our shares among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of common stock outstanding as of September 30, 2026, our executive officers, directors and shareholders who own more than 5% of our outstanding share capital, in the aggregate, beneficially own a significant percentage of our outstanding shares of common stock. These shareholders, acting together, are able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As a public reporting company, we are subject to SEC and Nasdaq requirements regarding our internal control over financial reporting. Deficiencies in those controls could adversely affect our business and the market price of our common stock.

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of those controls and identify any material weaknesses, and our independent registered public accounting firm is required to provide an attestation report. Maintaining compliance requires ongoing expense and management attention. If we are unable to certify the effectiveness of our controls, our independent registered public accounting firm cannot provide the required attestation, or we fail to remediate a significant deficiency or material weakness, we could face regulatory scrutiny, loss of public confidence, reputational harm and a decline in the price of our common stock. See "Controls and Procedures" in Part II, Item 9A, for management’s annual report on internal control over financial reporting as of December 31, 2025.

We continue to invest in our internal audit and compliance function and expect to incur additional costs to maintain and improve our internal control environment. If future deficiencies arise or if we cannot comply with Section 404 and other public-company reporting requirements in a timely manner, we may be unable to report accurate financial results within SEC deadlines and could become subject to SEC sanctions or investigations. Inadequate financial and management personnel, processes or controls could also impair our ability to manage our business or report our financial performance on a timely basis. As we grow and expand internationally, including through acquisitions such as Copra, the complexity of our internal control environment will increase, and we will need to invest additional resources to maintain the effectiveness of our internal controls.

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

The ongoing military conflict involving Iran and related disruption in the Middle East may adversely affect our business, supply chain, financial condition, and results of operations.

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

Continued or renewed inflationary pressures could increase our costs, reduce consumer demand for our products, and adversely affect our business, financial condition, results of operations and cash flows.

Inflation has the potential to adversely affect our business, results of operations, financial condition and cash flows by increasing our overall cost structure, including the costs of coconuts and other raw materials, packaging, ocean freight, warehousing, labor and energy, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Our products are price-sensitive, and during periods of high inflation consumers may reduce consumption or trade down to lower-priced alternatives. Even if we increase prices, there may be a timing lag between cost increases and price adjustments, and price increases may reduce sales volumes, weaken relationships with distributors or retailers or otherwise reduce demand. Inflationary pressures may be exacerbated by geopolitical instability, including the ongoing geopolitical conflicts, tariff uncertainty and supply-chain constraints, any of which could adversely affect our business, financial condition, results of operations and cash flows.

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

As a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be, and, therefore, your ability to realize your investment through a sale may be limited. Under Delaware law, a public benefit corporation cannot merge or consolidate with another entity if, as a result of such merger or consolidation, the surviving entity’s charter “does not contain the identical provisions identifying the public benefit or public benefits,” unless the transaction receives approval from a majority of the outstanding shares entitled to vote thereon. Additionally, public benefit corporations may also not be attractive targets for activists or hedge funds because new directors must balance stockholders’ pecuniary interests, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit(s) identified in the charter. Stockholders meeting the statutory ownership thresholds can enforce this balancing duty through derivative suits. Further, because Delaware public benefit corporate law requires boards of directors of public benefit corporations to balance additional constituencies and the corporation’s specified public benefits, it could potentially make it easier for a board to reject a hostile bid that offers the greatest short-term financial yield to investors but is inconsistent with that balancing. Additionally, being a public benefit corporation may result in a different assessment of potential acquisitions than a traditional corporation and may limit the suitable pool of such targets.

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

•we may be influenced to pursue programs and services to further our commitment to the communities we serve even though there is no immediate return to our stockholders; or

•in responding to a possible proposal to acquire the Company, the Board has a fiduciary duty to consider the interests of our other stakeholders, including suppliers, employees and local communities, whose interests may be different from the interests of our stockholders.

We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, which in turn could cause our stock price to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended September 30, 2026 that were not registered under the Securities Act, except as disclosed in our Current Report on Form 8-K, filed with the SEC on July 22, 2026, with respect to the Copra acquisition.
The following table provides information regarding repurchases of our Common Stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May be Purchased Under the Plans or Programs
				(In millions)
July 1, 2026 - July 31, 2026	371,569	$67.30	1,668,636	$35.9
August 1, 2026 - August 31, 2026	—	$—	—	$—
September 1, 2026 - September 30, 2026	319,061	$54.52	1,987,697	$18.5

(1) On October 30, 2023, our Board of Directors approved a share repurchase program ("Repurchase Program") authorizing us to repurchase up to $40.0 million of Common Stock, which was increased to a total of $65.0 million on April 28, 2025 and to a total of $105.0 million on July 21, 2026. Shares of Common Stock may be repurchased under the Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. To the extent not retired, shares of Common Stock repurchased under the Repurchase Program are placed in our treasury shares. The extent to which we repurchase shares of Common Stock and the timing of such repurchases depends upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The Repurchase Program has no time limits, and may be suspended or discontinued at any time. During the three months ended September 30, 2026, we repurchased 690,630 shares at a cost of $42.4 million under the Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

In accordance with the disclosure requirements set forth in Item 408(a) of Regulation S-K, the following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act), director, or entity controlled by such officer or director who adopted or terminated a contract, instruction, or written plan for the sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) during the quarterly period ended September 30, 2026:

Name	Title	Action Taken	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold
Michael Kirban	Chairman of the Board	Adoption	July 26, 2026	November 2, 2026 to July 15, 2027	Up to 136,500 shares of common stock
Corey Baker	Chief Financial Officer	Adoption	July 28, 2026	October 28, 2026 to March 1, 2027	Up to 24,000 shares of common stock
Martin Roper(1)(2)	Chief Executive Officer and Director	Adoption	August 12, 2026	January 4, 2027 to August 5, 2027	Up to 75,000 shares of common stock
Martin Roper (1)	Chief Executive Officer and Director	Adoption	August 12, 2026	November 12, 2026 to August 13, 2027	Up to 100,000 shares of common stock
C.G. Roper Exempt Family Trust(1)	A trust controlled by Martin Roper (Chief Executive Officer and Director)	Adoption	August 12, 2026	November 12, 2026 to August 13, 2027	Up to 100,000 shares of common stock
P.S. Roper Exempt Family Trust(1)	A trust controlled by Martin Roper (Chief Executive Officer and Director)	Adoption	August 12, 2026	November 12, 2026 to August 13, 2027	Up to 100,000 shares of common stock
T.L. Roper Exempt Family Trust(1)	A trust controlled by Martin Roper (Chief Executive Officer and Director)	Adoption	August 12, 2026	November 12, 2026 to August 13, 2027	Up to 100,000 shares of common stock
Kenneth Sadowsky Revocable Trust	A trust controlled by Kenneth Sadowsky (Director)	Adoption	August 17, 2026	November 18, 2026 to November 30, 2027	Up to 60,700 shares of common stock

(1)On August 12, 2026, Mr. Roper, on behalf of himself and with respect to accounts held by the C.G. Roper Exempt Family Trust, P.S. Roper Exempt Family Trust, and T.L. Roper Exempt Family Trust, adopted a Rule 10b5-1 trading arrangement consisting of separate trading instructions administered by two separate brokers. The trading instructions are intended to constitute a single trading arrangement within the meaning of Rule 10b5-1(c)(1)(ii)(D)(1) and are divided among accounts and brokers solely for administrative and recordkeeping purposes.

(2)On August 4, 2026, Mr. Roper adopted a Rule 10b5-1 trading arrangement with Fidelity providing for the sale of up to 75,000 shares of common stock, which was terminated on August 12, 2026 in connection with the adoption of the single trading arrangement described in footnote (1). No trades were made under the August 4, 2026 Rule 10b5-1 trading arrangement.

Other than as disclosed above, no other officer, director or entity controlled by such officer or director adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed / Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, by and between The Vita Coco Company, Inc., Copra Inc., Pinkco Inc. and Shareholder Representative Services LLC, dated July 22, 2026	8-K	001-40950	2.1	7/22/2026
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-40950	3.1	10/25/21
3.2	Amended and Restated Bylaws	8-K	001-40950	3.2	10/25/21
4.1	Specimen Common Stock Certificate of The Vita Coco Company, Inc	S-1	333-259825	4.1	9/27/21
4.2+	Registration Rights Agreement, by and among The Vita Coco Company, Inc. and certain security holders of The Vita Coco Company, Inc., dated as of October 20, 2021	8-K	001-40950	10.1	10/25/21
4.3+	Investor Rights Agreement, among The Vita Coco Company, Inc., Verlinvest Beverages SA, Michael Kirban and Ira Liran, dated as of October 20, 2021	8-K	001-40950	10.2	10/25/21
4.4	Form of Indenture	S-3	333-271583	4.4	5/2/23
4.5+	Registration Rights Agreement, by and among Vita Coco Company, Inc., and certain stockholders of Copra Inc., dated as of July 22, 2026	8-K	001-40950	10.1	7/22/2026
10.1	Form of Joinder Agreement, by and between The Vita Coco Company, Inc., and certain stockholders and management of Copra Inc., dated as of July 22, 2026	8-K	001-40950	10.2	7/22/2026
10.2	Form of Joinder Agreement, by and among The Vita Coco Company, Inc., Copra Inc., and certain stockholders of Copra Inc., dated as of July 22, 2026	8-K	001-40950	10.3	7/22/2026
10.3	First Amendment to Merger Agreement, by and between The Vita Coco Company, Inc. and Shareholder Representative Services LLC, dated as of October 15, 2026					*
10.4+	First Amendment to the Manufacturing and Purchasing Agreement, by and between All Market Singapore PTE. LTD. and Coco Harvest, Inc., dated as of September 25, 2026					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
* Filed herewith.
**   Furnished herewith.
+    Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VITA COCO COMPANY, INC.

Date: October 22, 2026	By:	/s/ Martin Roper
Martin Roper
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 22, 2026	By:	/s/ Corey Baker
Corey Baker
Chief Financial Officer
(Principal Financial Officer)